Form 10-K405
period 1997-12-31
PRT GROUP INC
filed 1998-03-31
CIK 1045560

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-23315
                                 PRT GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3914972
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

       342 MADISON AVENUE, 11TH FLOOR,                             10173
              NEW YORK, NEW YORK                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 922-0800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $.001 par value                            Nasdaq NMS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of March 9, 1998, was approximately $118,247,000.

     The number of shares outstanding of each of the registrant's classes of common stock as of March 9, 1998 was 18,161,963 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THERE IS INCORPORATED HEREIN BY REFERENCE THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS, EXPECTED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OR BEFORE APRIL 30, 1998, IN PART III HEREOF.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     The following description of the business of PRT Group Inc. ("PRT" or the "Company") contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section and elsewhere in this Form 10-K Annual Report, the words "anticipate," "believe," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

GENERAL

     PRT Group Inc. was incorporated under the laws of the State of Delaware in 1996. The Company was first incorporated as PRT Corp. of America, a New York corporation, in 1989. The Company maintains its principal executive offices at 342 Madison Avenue, 11th Floor, New York, New York 10173. The Company's telephone number is (212) 922-0800.

     PRT was founded in 1989 to provide information technology ("IT") solutions and services internationally, primarily to Fortune 500-sized companies. PRT provides a number of services including Strategic Consulting, Project Solutions and Staff Augmentation. PRT offers full life cycle IT solutions, beginning with the understanding of the client's business issues and continuing through: (i) problem analysis, (ii) solution architecture and design, (iii) coding, (iv) testing and (v) ongoing maintenance. This life cycle approach, supported by strict software engineering principles embodied in the Company's Process Asset Library ("PAL") software engineering framework, a knowledge bank of processes, methodologies, tools and reusable work product developed by PRT, as well as an internal, independent software quality assurance function, allows the Company to provide high-quality, effective IT solutions. As of December 31, 1997, PRT employed or had subcontracting arrangements with over 750 personnel, including 693 IT professionals, of whom 289 were subcontractors; of PRT's IT professionals approximately 50% worked in PRT's Software Engineering Centers ("SECs"). As of January 31, 1998, the Company acquired Advanced Computing Techniques, Inc. ("ACT") (see "-- Certain Acquisition Transactions" below). Taking the acquisition of ACT into account, as of January 31, 1998 the Company employed or had subcontracting arrangements with 868 IT professionals.

     PRT offers its services to clients at their site or off-site. The Company has offices in Connecticut, Illinois, Massachusetts, New Jersey, New York and Virginia, as well as the United Kingdom. In addition, the Company has SECs in Barbados, West Indies, and the Hartford, Connecticut area and a recruitment center in Mumbai, formerly Bombay, India. SECs are the key sites where PRT's Project Solutions are designed, engineered, constructed, tested and supported in accordance with the PAL software engineering framework. Each SEC has a number of project teams dedicated to clients and separate quality assurance groups to ensure high-quality, cost-effective solutions. The SECs have common infrastructure, organizational units and human resource practices that are designed to allow projects and personnel to be shifted among the SECs to maximize utilization rates while meeting client requirements.

     PRT's Strategic Consulting services include (i) management consulting, (ii) strategic IT planning, (iii) emerging technology research, (iv) knowledge transfer and (v) "Quality Journey" strategies and implementations, in which PRT helps clients develop internal software engineering quality control mechanisms, processes and organizational units. PRT's Project Solutions services consist of:
(i) full life cycle software engineering, (ii) hardware and software platform migrations, in which a client's information systems are moved from obsolete or legacy hardware or software systems to more efficient and powerful new systems,
(iii) maintenance outsourcing, (iv) Year 2000 and other mass change renovation and (v) testing services for both mainframe and client/server environments. Project solutions are rendered according to rigorous software engineering principles and can be provided at a client location or at one of PRT's SECs. PRT's Staff Augmentation group offers team or individual staffing for a full spectrum of IT services, ranging from traditional systems analysis through testing to high value-added IT consulting and project management.

     PRT focuses its marketing efforts on large businesses, primarily Fortune 500-sized companies, with significant IT budgets and recurring software and maintenance development needs. PRT's client base includes companies primarily in the financial services, consumer products, communications and healthcare industries. The Company's five largest clients in the twelve months ended December 31, 1997, in alphabetical order, were Chase Manhattan Bank, N.A., J.P. Morgan & Co. Inc., Mitsubishi International Corp., Philip Morris Companies Inc. and Prudential Insurance Company of America.

     The Company's sales have increased to $59.8 million in 1997 from $5.3 million in 1992 representing a compound annual growth rate ("CAGR") of approximately 62%. For the twelve month periods ended December 31, 1997 and 1996, the Company's revenues were $59.8 million and $23.8 million, respectively, representing an increase of 151%.

THE IT SERVICES INDUSTRY

OVERVIEW

     Worldwide competition, heightened by deregulation, globalization and rapid technological advancement, is placing increasing demands on corporations to: (i) improve the quality of products and services, (ii) reduce costs and time to market of new products and services, (iii) improve operating efficiencies and
(iv) strengthen client relationships. The rapid rate of advancement in IT capabilities, as well as the greater complexities and costs to an organization of maintaining the IT function, is transforming the role of the in-house IT department. The ability to integrate and deploy improved IT in a cost-effective manner has become critical to an organization's success. As a result, organizations are increasingly viewing the IT function as less of a support center and more as an integral component of corporate strategy.

     Faced with: (i) an increased strategic reliance on IT, (ii) a shortage of skilled IT personnel, (iii) escalating costs of maintaining in-house IT departments and (iv) an inability to effectively handle mass change issues, such as the Year 2000 problem, organizations are increasingly outsourcing IT functions to third-party vendors. Forrester Research, an independent research organization which provides information concerning the IT services industry, estimates that the market for IT consulting, design, implementation, integration, management, or full outsourcing to an external solutions provider or contract professional was $124 billion in 1996 and will reach $303 billion by 2002, representing an approximate CAGR of 16%.

INDUSTRY TRENDS

     The Company believes that the following key industry trends will continue to have a major influence on the worldwide IT services market.

     Shortage of IT Professionals. There is a growing shortage of IT professionals in the United States, Western Europe and Japan. This shortage of IT professionals is rising due to the need for many organizations to maintain legacy systems, the migration to new applications architectures and the relatively small population of trained IT professionals. Additionally, mass change issues, such as the Year 2000 problem, are accelerating this increasing industry-wide shortage of IT professionals.

     Mass Change Problems. Substantial growth opportunities for IT services companies exist due to problems inherent in implementing mass changes to application systems and their associated databases. Examples of mass change problems include the Year 2000 problem, the European Union's expected conversion to a single European currency and the extension of the number of digits and other characters in zip codes, product codes and account numbers. The Gartner Group, an independent research organization which provides information concerning the IT services industry, has estimated that the worldwide cost to resolve the Year 2000 problem alone could range from $300 billion to $600 billion and that the typical Fortune 100 company will spend between $50 million and $100 million for Year 2000 services. Additionally, the Gartner Group projected that by the end of 1997 only 20% of all systems in the world would be Year 2000 compliant and that only 50% of such systems will be Year 2000 compliant by the end of 1999.

     Offshore Software Engineering. Due to the increasing shortage of qualified IT professionals in developed countries and the rising domestic costs of applications development and support, an increasing number of organizations are turning to offshore software development. Offshore software engineering offers a number of benefits, including lower costs and access to a larger pool of skilled IT professionals. India is widely acknowledged as the leader in offshore software engineering due to its large numbers of highly educated, lower cost, English-speaking IT professionals. The Gartner Group predicts that over the next three years many organizations will spend up to 40% of their legacy systems software budgets for offshore projects. The Company believes that the demand for offshore software engineering will continue to be exacerbated by mass change problems.

     Software Engineering Challenges. Software engineering organizations face a number of challenges in completing applications projects consistently, on-time and on-budget. The Standish Group, an independent research organization which provides information concerning the IT services industry, estimates approximately one-third of software engineering projects will be cancelled before completion and over one-half will have significant cost overruns. Because software engineering is plagued with these problems, standards and benchmarks such as the Capability Maturity Model ("CMM") developed by the Software Engineering Institute at Carnegie Mellon University have been established. This model serves as a base to deliver, reliable, high-quality software solutions on-time and on-budget. The Company has achieved CMM Level 3 certification at its Barbados SEC.

THE PRT GLOBAL SOLUTION

     The PRT Global Solution enables the Company's clients to outsource a broad range of business and technology needs. PRT's international fulfillment capability offers a high-quality alternative to traditional onsite consulting. The Company strives to reliably and predictably provide flexible technical and business solutions to a broad range of issues encountered by Fortune 500-sized companies. In this highly competitive and rapidly changing business environment, the Company offers a cost-effective, reliable solution. The following are key attributes of PRT's Global Solution: (i) expansion of strategic solutions offerings, (ii) replication of SECs, (iii) utilization of a disciplined software engineering approach and (iv) emphasis on recruitment and training of IT professionals.

     Expand Strategic Solutions Offerings. PRT maintains active communication between its clients and its IT professionals to understand the issues facing large scale, complex organizations. As trends are identified, PRT strives to quickly develop new capabilities and market the resulting solutions to the Company's existing and potential clients. These capabilities include: (i) data mining (finding hidden patterns in vast databases), (ii) data visualization (graphical representation of data), (iii) data warehousing (assembling massive amounts of data for aggregate analysis), (iv) client/server technologies, (v) Internet/intranet technologies, (vi) object-oriented technologies (development of reusable software object building blocks) and (vii) usability engineering (making computer interfaces more understandable and easier to use). PRT seeks to continuously add value to its offerings by applying these techniques and technologies to projects as part of its solutions.

     Replicate Software Engineering Centers. The Company intends to increase its investment in an integrated network of onshore, near-shore and offshore SECs and offices to facilitate offsite development of high quality software on a cost effective basis. PRT opened its first SEC in September 1995, near-shore in Barbados, West Indies. A second SEC is located onshore in the Hartford, Connecticut area. The Company's SECs are directly linked by high-speed dedicated communications lines to all other PRT locations and to many clients. Management believes the SECs will boost PRT's ability to leverage the capabilities of its workforce on behalf of its clients while maintaining the common PAL approach, regardless of the location of the SEC.

     Utilize Disciplined Software Engineering Approach. To address the industry challenges inherent in developing high-quality, complex, mission-critical software on time and within budget, PRT has developed proprietary software tools and processes. These tools and processes are embodied within the PAL software engineering framework based upon the CMM model. PAL is a knowledge bank of software engineering life cycle processes, methodologies, tools and reusable work product developed by PRT. As processes are refined,

PAL is continuously updated. PAL is available to all PRT Project Solutions and Strategic Consulting personnel, wherever located, through the Company's integrated computer network. The PAL software engineering framework enables the Company to deliver consistent, predictable, reliable, high-quality solutions to its clients on a flexible, cost-effective basis.

     In addition, PRT's Barbados SEC achieved CMM Level 3 certification based on an independent assessment in November, 1997. According to Software Engineering Institute data, only approximately 15% of the over 600 organizations worldwide that have launched a process improvement program have achieved Level 3 certification and above. The CMM model consists of 5 levels of maturity, which mark increasing value in terms of predictability, control and effectiveness. A Level 3 assessment is known as "Defined" and indicates that software engineering processes are well defined, implemented effectively and consistently throughout an organization, while the infrastructure in the organization supports continuous learning and improvement of these processes.

     Emphasize Recruitment and Training of IT Professionals. PRT maintains active recruiting operations in Canada, the Caribbean, India, Ireland, Sri Lanka, the United Kingdom and the United States. PRT continuously searches for new sources of experienced professionals and qualified graduates of educational institutions around the world. Many of PRT's non-U.S. employees seek opportunities that provide competitive compensation, career growth potential, intellectual challenge and diverse work locations. All newly graduated PRT SEC employees are trained on the PAL software engineering framework through a 12 week training program. In addition, all employees undergo continuous training as new technologies emerge and as the PAL software engineering framework is enhanced. As PRT replicates the SEC model in new locations, additional opportunities for geographic relocation and career advancement for PRT employees will arise. The Company believes this provides a competitive advantage in attracting and retaining IT professionals.

PRT SERVICES OFFERED

OVERVIEW

     PRT's understanding of the IT marketplace has resulted in its development of capabilities in three primary categories: (i) Strategic Consulting, (ii) Project Solutions and (iii) Staff Augmentation. The Company views its long-term success as dependent upon its ability to maintain and expand its relationships with its existing clients and attract new clients. PRT transfers strategic knowledge to clients while building long-term relationships through its service offerings, causing many clients to view PRT as an extension of their in-house IT organizations.

  Strategic Consulting

     PRT works with its clients to develop a technological vision and IT services strategy that helps its clients achieve corporate objectives and enhance competitiveness. Because PRT is not limited to any particular product platform, technology or vendor, the Company brings valued objectivity to its clients when advising on technology assessment and selection.

     PRT's Strategic Consulting practice includes services such as: (i) management consulting, (ii) strategic IT planning, (iii) emerging technology research and knowledge transfer and (iv) "Quality Journey" strategy and implementation services which assist clients in developing a software engineering quality management function and life cycle and a continuous improvement work culture. Before an IT decision is made, PRT reviews alternative courses of action and works with the client's management to select the best approach and technologies, outlining milestones and other elements required to implement viable and effective solutions in a coordinated, efficient, cost effective manner. PRT's consultants also transfer expertise, practical experience and technological know-how directly to clients. New technologies on which PRT is focusing include: (i) data mining, (ii) data visualization, (iii) data warehousing, (iv) emerging client/server technologies, (v) intelligent agents, (vi) Internet/intranet technologies, (vii) object-oriented technologies and (viii) usability engineering.

  Project Solutions

     PRT's Project Solutions service involves the analysis, design, implementation, testing and management of highly complex, large scale software engineering projects. These projects include application development, software and hardware platform migration, database design, user interface design, maintenance outsourcing and mass change renovation and testing. Such projects are performed using strict software engineering and project management practices. Projects are developed under the PAL software engineering framework onsite at a client's location or at one of PRT's SECs located onshore (Connecticut) or near-shore (Barbados).

  Staff Augmentation

     Due to the shortage of trained IT professionals, PRT's clients often lack the in-house personnel or skills necessary to accomplish IT objectives. PRT provides flexible Staff Augmentation services to fill short-and long-term or specialized technology skill set needs, generally providing qualified candidates within 48 to 72 hours of notification. For most of the Company's clients, PRT assigns an account management team comprised of a senior account manager, an account associate and a recruiting coordinator to provide responsive and timely service. In addition, in order to ensure consistency, quality and cost effectiveness, many organizations are limiting the number of outside IT consulting and staff augmentation firms they work with to certain preferred vendors. PRT serves as a preferred vendor to numerous clients including Chase Manhattan Bank, N.A., J.P. Morgan & Co. Inc., Philip Morris Companies Inc. and The Prudential Insurance Company of America. This business accounted for 53% of revenue in 1997 and 78% in 1996.

SOFTWARE ENGINEERING CENTERS

     SECs are the key sites where PRT Project Solutions are designed, engineered, constructed, tested and supported in accordance with the Company's PAL software engineering framework. Each SEC has a number of project teams dedicated to clients and separate quality assurance groups to ensure high-quality, cost-effective solutions. The SECs have common infrastructure, organizational units and human resource practices that allow projects and personnel to be shifted among the SECs to maximize utilization rates while meeting client requirements. The SECs accounted for 35% of revenue in 1997 and 15% in 1996.

     As a response to client demands, PRT has opened two SECs. In 1994, PRT determined that opening an SEC near-shore in Barbados, West Indies met all of its requirements, including: (i) access to trained IT professionals from around the world with no governmental limitations on work visas, (ii) a favorable wage structure, (iii) a low tax rate, (iv) a stable political and economic system with a currency fixed to the U.S. dollar, (v) a modern communications infrastructure, (vi) an English-speaking population, (vii) a convenient location with direct flight access from major United States and European cities (in the same time zone as many PRT clients) and (viii) an exceptional educational system.

     A second SEC was opened in the Hartford, Connecticut area in 1997 in response to increasing client demands for mainframe programming skills and Year 2000 services. The Hartford area affords the SEC access to a community of mainframe programmers and insurance industry expertise catering to the needs of the large corporations clustered in the northeast United States.

RECRUITING AND TRAINING

     PRT employs 27 recruitment personnel, including 15 in the United States, 7 in India, 3 in Barbados and an additional 2 devoted to other international recruiting. PRT makes use of a proprietary database to aid in recruiting high-quality personnel to meet both Project Solutions and Staff Augmentation needs in terms of skill set and geographic proximity. The Company selects staff based on appropriate technical skill levels and an assessment of work style compatibility with PRT and client management and staff.

     The Human Resources Department recruits IT professionals globally through traditional advertisements, the Internet, job fairs, networking through seminars, user group meetings, expositions and other forums where technical discussions and/or exhibitions take place. The group utilizes twenty-five different subcontractor firms and seven finders to provide it with additional IT professionals when necessary. Additionally, the Company has a referral program providing rewards to PRT's internal staff for locating IT professionals.

     PRT evaluates and qualifies candidates prior to placing them with clients through a computerized technical assessment system. PRT also recognizes the need to certify its IT professionals in various areas and sponsors certification as needed. The Company uses its Barbados SEC to develop and test procedures for assessing and hiring new technical personnel and is also working with the University of the West Indies to improve its curriculum to ensure that PRT has qualified local talent to hire.

     PRT currently has employment agreements with all of its IT professionals that are employees as well as with all of the firms it uses to subcontract non-employee IT professionals. Each of the employment agreements contains covenants that the employee or subcontractor will not compete with the Company at the accounts to which the employee or subcontractor was introduced for a period of six to twelve months after termination of employment or subcontractor arrangement with PRT. The employment agreements also contain provisions as to the ownership by the Company of work product and confidentiality covenants which apply during and after employment with the Company.

SALES AND MARKETING

     The Company focuses its marketing efforts on large businesses, primarily Fortune 500-sized companies, with significant IT budgets and recurring software engineering needs. PRT's clients include companies primarily in the financial services, consumer products, communications and healthcare industries.

     PRT gathers market research by communicating with employees, clients and consultants and by monitoring business and industry sources. Such resources also serve as a prospecting and networking mechanism for locating key decision makers, securing quality referrals and introductions for PRT's account team and assessing the competitive circumstances and barriers to entry at prospective or established clients.

     PRT generally employs a top-down approach to account penetration and development. The Company endeavors to establish contacts with Chief Executive Officers, Chief Information Officers and other senior management through professional contacts of PRT's senior management, referrals by the Company's Board of Directors and existing clients, and through client contacts who move to new employers. The Company has sales and account management locations in Connecticut, Illinois, New Jersey, New York and Virginia, and employs 34 sales and marketing personnel. Salespeople are compensated on a salary plus commission basis.

CLIENTS

     The Company serves clients in diverse industries which helps to mitigate cyclical effects in any one industry or market. The Company derives an additional level of diversification by working with many different operating divisions within a given client. As of December 31, 1997, the Company provided services to approximately 50 clients in a range of industries including, among others, financial services, consumer products, telecommunications and healthcare.

     The Company has historically derived, and expects in the future to derive, a significant percentage of its revenues from a relatively small number of clients. In 1996, approximately 72% of the Company's revenue was derived from its five largest clients by dollar volume, with one client accounting for approximately 28%; in 1997, approximately 79% of the Company's revenue was derived from its five largest clients, with one client accounting for approximately 30% of revenues. As of July 1, 1997, the Company acquired Computer Management Resources, Inc. ("CMR"). If CMR had been acquired on January 1, 1997, on a pro-forma basis during the twelve month period ending on December 31, 1997, approximately 73% of the Company's revenues would have been derived from its largest five clients and approximately 28% would have been derived from the Company's largest customer.

     For the year ended December 31, 1996, Chase Manhattan Bank, N.A., J.P. Morgan & Co. Inc. and Philip Morris Companies Inc., and for the year ended December 31, 1997, J.P. Morgan & Co. Inc., Philip Morris Companies Inc. and The Prudential Insurance Company of America, each accounted for over 10% of PRT's revenues.

CERTAIN ACQUISITION TRANSACTIONS

COMPUTER MANAGEMENT RESOURCES, INC.

     Effective July 1, 1997, the Company purchased all of the issued and outstanding capital stock of CMR for an aggregate purchase price of approximately $6.3 million. The purchase price consisted of $2,864,00 in cash, 119,181 shares of the Company's common stock , par value $.001 per share ("Common Stock"), valued at approximately $1,430,000 and a promissory note in the principal amount of $2,000,000. Subsequent to December 3, 1997, the Company repaid $1,000,000 of the promissory note.

ADVANCED COMPUTING TECHNIQUES, INC.

     Effective January 31, 1998, PRT acquired substantially all of the assets of ACT, headquartered in Glastonbury, Connecticut, for an aggregate purchase price of $12.8 million in cash, subject to purchase price adjustments, as defined. ACT provides IT software engineering and staffing solutions on the East Coast with locations in Glastonbury, Norwalk, Boston and New York. Through its staff of approximately 175 experienced consultants, ACT provides a wide range of IT solutions and staff augmentation to Fortune 500-sized companies. ACT's 1997 revenue was $13.8 million.

COMPETITION

     The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of PRT include "Big Six" accounting firms, software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms as well as internal IT staff of PRT's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. Based on the Company's experience in competitive situations, the Company believes that it competes favorably with respect to these factors.

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that its success and ability to compete is to a certain extent dependent upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements with its employees, subcontractors, key suppliers and customers and other measures to establish and protect its technology and other proprietary rights. The Company does not have any patents. The Company has copyright protection with respect to certain of its proprietary software, its Web site and certain marketing materials. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as the laws of the United States. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued development of its proprietary systems and technology, and name recognition are more important to establish and maintain a leadership position and strengthen its brand.

     As part of its confidentiality procedures, the Company generally enters into agreements with its employees, subcontractors and certain clients which limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that steps taken by the Company will be adequate to prevent misappropriation of its technology, that agreements entered into for that purpose will be enforceable or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Policing unauthorized use of the Company's proprietary rights is difficult. Any misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, results of operations or financial condition. The Company could incur substantial costs and management's attention could be diverted from the Company's operations in protecting and enforcing its intellectual property. Moreover, there can be no assurance that claims asserting that its intellectual property rights infringe on the intellectual property rights of others will not arise. There can be no assurance that such a claim will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringing intellectual property from a third party on commercially reasonable terms if at all in the event of an adverse determination. The Company typically has agreed to indemnify its customers and key suppliers for liability in connection with the infringement of a third party's intellectual property. While the Company is not currently subject to any such claims, any future claim, with or without merit, could result in material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  PROPERTIES

     The Company leases all of its facilities, consisting of over 175,000 square feet of space in nine locations. PRT currently operates in four types of facilities: (i) SECs, (ii) sales and account management offices, (iii) training and recruiting centers and (iv) administration and operations offices in New York, New York and Hawthorne, New York. PRT has sales and account management offices located in Connecticut, Illinois, Massachusetts, New Jersey, New York and Virginia. Currently, the Company operates two SECs, located in Barbados, West Indies and in the Hartford, Connecticut area. The Company currently operates a recruiting and training center in Mumbai, India. In addition, the Company acquired a total of approximately 11,000 square feet of leased space in Glastonbury and Norwalk, Connecticut in connection with its acquisition of ACT. The Company expects that additional space may be required as it expands its business and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business various claims may be made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PRTG." The Common Stock commenced trading on Nasdaq on November 20, 1997 in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $13.00 per share (the "Offering").

     Set forth below are the high and low sales prices for shares of the Common Stock commencing November 20, 1997 and ending December 31, 1997.

                       FISCAL PERIOD                          HIGH      LOW
                       -------------                         ------    ------
November 20, 1997 through December 31, 1997................  $15.25    $11.00

     The number of stockholders of record of the Common Stock as of March 9, 1998, was 63 based on transfer agent reports; the closing price of the Common Stock on Nasdaq on March 9, 1998 was $9.813.

     During the years ended December 31, 1997, 1996 and 1995, the Company declared dividends of $724,000, $0 and $0, respectively. The 1997 dividends represented dividends paid to the former holders of the Company's Series A Convertible Preferred Stock (the "Convertible Preferred Stock") and distributions paid to the former holder of the Company's Unit Warrants (as hereinafter defined) at the time of the Company's initial public offering. At the time of consummation of the initial public offering of the Company's Common Stock, the Convertible Preferred Stock and Unit Warrants were converted into shares of Common Stock and are no longer outstanding. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED DECEMBER 31
                                  -------------------------------------------------------------------
                                     1993          1994          1995          1996          1997
                                  -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues........................  $     8,181   $    13,876   $    20,346   $    23,801   $    59,816
Cost of revenues................        6,342        10,851        15,594        17,965        40,898
                                  -----------   -----------   -----------   -----------   -----------
Gross profit....................        1,839         3,025         4,752         5,836        18,918
Selling, general and
  administrative expenses.......        1,530         2,572         4,110         9,235        19,332
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) from operations...  $       309   $       453   $       642   $    (3,399)  $      (414)
                                  ===========   ===========   ===========   ===========   ===========
Net income (loss)...............  $       172   $       251   $       115   $    (3,269)  $      (553)
                                  ===========   ===========   ===========   ===========   ===========
Diluted net income (loss) per
  share.........................  $      0.01   $      0.02   $      0.01   $     (0.23)  $      (.04)
                                  ===========   ===========   ===========   ===========   ===========
Denominator for diluted income
  (loss) per share..............   14,719,692    14,511,359    14,469,691    14,508,605    15,067,118
                                  ===========   ===========   ===========   ===========   ===========

                                                              DECEMBER 31
                                  -------------------------------------------------------------------
                                     1993          1994          1995          1996          1997
                                  -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Working capital.................  $       395   $       564   $     1,277   $    13,923   $    51,186
Total assets....................        1,937         3,595         4,860        23,960        75,914
Total stockholders' equity
  (deficit).....................          418           666           781        (2,081)       64,089

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operation" contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section or elsewhere in this Form 10-K Annual Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under the caption "Certain Factors that May Affect Future Results".

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

                                                      YEARS ENDED DECEMBER 31
                                                      -----------------------
                                                      1995     1996     1997
                                                      -----    -----    -----
Revenues............................................  100.0%   100.0%   100.0%
Cost of Revenues....................................   76.6     75.5     68.4
Gross Profit........................................   23.4     24.5     31.6
SG&A................................................   20.2     38.8     32.3
                                                      -----    -----    -----
Income (loss) from operations.......................    3.2%   (14.3)%   (0.7)%
                                                      =====    =====    =====

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Revenues. Revenues increased approximately 151% to $59.8 million in fiscal year 1997 from $23.8 million in fiscal year 1996. This growth in revenue is primarily attributable to increases in the size of the Company's IT professional workforce, expansion of the Company's SEC operations, additional services provided to existing clients and, to a lesser extent, increases in billing rates. The number of IT professionals (including subcontractors) increased to 693 on December 31, 1997 from 308 as of December 1996. Revenues from SECs increased to $19.9 million for the year ended December 31, 1997 from $3.5 million for the comparable period in 1996. For the year ended December 31, 1997 and 1996, revenues generated from a client who is also a stockholder were approximately $18.1 million and $4.0 million, respectively.

     Cost of Revenues. Cost of revenues increased approximately 128% to $40.9 million in fiscal year 1997 from $18.0 million for the comparable period in 1996. As a percentage of revenues, cost of revenues decreased to approximately 68% in fiscal year 1997 from approximately 76% for fiscal year 1996. The increase in cost of revenues is primarily attributable in increases in the number of the Company's IT professionals. In 1997, the decrease in cost of revenues as a percentage of revenues reflects: (i) the continued expansion of the Company's SECs, (ii) the continued strategic shift of its business toward higher-margin service offerings and (iii) higher utilization rates at the Company's SECs in 1997.

     Gross Profit. For the reasons set forth above, gross profit increased approximately 224% to $18.9 million for fiscal year 1997 from $5.8 million for the comparable period in 1996. As a percentage of revenues, gross profit increased to approximately 32% for the fiscal year 1997 from approximately 25% for the comparable period in 1996.

     SG&A Expenses. SG&A expenses increased approximately 109% to $19.3 million in fiscal year 1997 from $9.2 million for the comparable period in 1996. As a percentage of revenues, SG&A expenses decreased to approximately 32% in fiscal year 1997 from approximately 39% for the comparable period in 1996. The increase in SG&A expenses resulted from (i) the continued expansion of the Company's sales and account management efforts, (ii) further enhancements of the Company's SECs, (iii) depreciation of infrastructure, (iv) increased telecommunications costs, (v) addition of management personnel and (vi) other corporate overhead cost increases necessary to support the Company's continued and anticipated revenue growth.

     Income (Loss) from Operations. For the reasons set forth above, loss from operations for fiscal year 1997 was $414,000 compared to a loss of $3.4 million in the comparable period in 1996. As a percentage of revenues, the loss from operations for the fiscal year 1997 decreased to less than 1% compared to approximately 14% in the comparable period in 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Revenues. Revenues increased 17% to $23.8 million in fiscal year 1996 from $20.3 million in fiscal year 1995. This growth in revenues is primarily attributable to: (i) increases in the size of the Company's IT professional workforce; (ii) expansion of the Company's SEC operations; (iii) additional services provided to existing and new clients and (iv) to a lesser extent, increases in billing rates. The number of IT professionals utilized by the Company (including subcontractors) increased to 308 as of December 31, 1996 from 133 as of December 31, 1995. Revenues from SECs increased to approximately $3.5 million in fiscal year 1996 from $55,000 in 1995.

     Cost of Revenues. Cost of revenues increased approximately 15% to $18.0 million in fiscal year 1996 from $15.6 million in fiscal year 1995. As a percentage of revenues, cost of revenues decreased to approximately 76% for fiscal year 1996 from approximately 77% for fiscal year 1995. The increase in cost of revenues was primarily attributable to increases in the number of the Company's IT professionals. In 1996, the decrease in cost of revenues as a percentage of revenues was primarily due to billing rate increases partially offset by salary increases to IT professionals (particularly at the Company's Barbados SEC) and the strategic shift of its business toward higher-margin service offerings. Additionally, the Company achieved higher utilization rates in its SEC in 1996 as compared to 1995.

     Gross Profit. For the reasons set forth above, gross profit increased approximately 23% to $5.8 million in fiscal year 1996 from $4.8 million in fiscal year 1995. As a percentage of revenues, gross profit increased to approximately 25% in fiscal year 1996 from approximately 23% in fiscal year 1995.

     SG&A Expenses. SG&A expenses increased approximately 125% to $9.2 million in 1996 from $4.1 million in 1995. As a percentage of revenues, SG&A expenses increased to approximately 39% for fiscal year 1996 from approximately 20% for fiscal year 1995. This increase resulted from expenses incurred to: (i) build and staff the near-shore SEC in Barbados; (ii) enhance the Company's infrastructure; (iii) grow the management team necessary to support the Company's continued and anticipated revenue growth and, to a lesser extent, (iv) fund certain increases in selling costs incurred in connection with obtaining preferred vendor status relating to the Company's Staff Augmentation business.

     Income (Loss) from Operations. For the reasons set forth above, loss from operations was $3.4 million in fiscal year 1996 compared to income from operations of $642,000 in fiscal year 1995.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly operating information for the most recent eight quarters ending with the quarter ended December 31, 1997. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company's

Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

                                                             THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------
                              MAR 31,   JUNE 30,     30,      DEC 31,   MAR 31,   JUNE 30,   SEPT 30,   DEC 31,
                               1996       1996       1996      1996      1997       1997       1997      1997
                              -------   --------   --------   -------   -------   --------   --------   -------
STATEMENT OF INCOME DATA:
Revenues....................  $4,615     $5,157     $6,259    $ 7,770   $ 9,039   $12,275    $18,720    $19,782
Cost of revenues............   3,525      3,785      4,783      5,872     6,621     8,596     12,658     13,023
                              ------     ------     ------    -------   -------   -------    -------    -------
Gross Profit................   1,090      1,372      1,476      1,898     2,418     3,679      6,062      6,759
SG&A........................   1,170      1,994      2,444      3,627     3,838     4,372      5,522      5,600
                              ------     ------     ------    -------   -------   -------    -------    -------
Income (loss) from
  operations................  $  (80)    $ (622)    $ (968)   $(1,729)  $(1,420)  $  (693)   $   540    $ 1,159
                              ======     ======     ======    =======   =======   =======    =======    =======

AS A PERCENTAGE OF REVENUE:
Revenues....................   100.0%     100.0%     100.0%     100.0%    100.0%    100.0%     100.0%     100.0%
Cost of revenues............    76.4       73.4       76.4       75.6      73.2      70.0       67.6       65.8
                              ------     ------     ------    -------   -------   -------    -------    -------
Gross profit................    23.6       26.6       23.6       24.4      26.8      30.0       32.4       34.2
SG&A........................    25.4       38.7       39.0       46.7      42.5      35.6       29.5       28.3
                              ------     ------     ------    -------   -------   -------    -------    -------
Income (loss) from
  operations................    (1.8)%    (12.1)%    (15.4)%    (22.3)%   (15.7)%    (5.6)%      2.9%       5.9%
                              ======     ======     ======    =======   =======   =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirement is to fund working capital to support its growth and to fund acquisitions. In November 1997, the Company consummated its initial public offering ("IPO") and realized approximately $44,922,000 after underwriting commissions and closing costs of approximately $1,624,000 upon the sale of 3,850,000 shares of common stock. These monies have been temporarily invested in short-term investment grade interest bearing securities. The Company used $852,000 of the net proceeds of the IPO to pay certain accrued dividends on the Company's Convertible Preferred Stock and distributions on the Unit Warrants; at the time of the IPO the Convertible Preferred Stock and Unit Warrants were converted into shares of Common Stock and are no longer outstanding. The Company expects to use the remaining net proceeds from the IPO for: (i) expansion of existing operations, including the Company's SECs and development of new service capabilities; (ii) general corporate purposes, including working capital and (iii) possible acquisitions of related businesses. The Company currently anticipates that its cash, lines of credit and internally generated funds will be sufficient to meet its working capital needs through 1998.

     In May 1997, the Company obtained a $7.0 million Line of Credit, which expires in June 1998 and bears interest at the Company's option at either the bank's prime rate (8.5% at December 31, 1997) or LIBOR plus 2.25%. Borrowings under the Line of Credit, which are limited to 75% of PRT's eligible U.S. accounts receivable, as defined therein, are collateralized by a security interest in substantially all of the Company's assets. As of December 31, 1997, the Company did not have any borrowings outstanding under the Line of Credit. The Company believes that its receivables collection practices and terms are consistent with industry practices.

     The Company's working capital increased to $51.2 million at December 31, 1997 from $13.9 million at December 31, 1996. Cash and equivalents and marketable debt securities were $44.1 million at December 31, 1997 compared to $14.9 million at December 31, 1996. The primary uses of cash during the year ended December 31, 1997 were to fund a net loss of $553,000, an increase of accounts receivable of $9.7 million, offset by an increase in accrued compensation, accounts payable and accrued expenses of $3.3 million. Cash and equivalents of $6.9 million were used to purchase additional fixed assets during fiscal year ended December 31, 1997. For the year ended December 31, 1997, the Company generated $44.6 million in cash from financing activities. The primary source of cash was $44.9 million generated from the Company's IPO.

     The Company used $2.5 million of cash for operations for the year ended December 31, 1996. The primary uses of cash for 1996 were to fund a net loss of $3.3 million, an increase in accounts receivable of $2.3 million, offset by an increase in accrued compensation, accounts payable and accrued expenses of $2.7 million. In 1996, the Company used $2.1 million in cash for the purchase of fixed assets. For the year ended December 31, 1996, the Company generated $18.8 million in cash from financing activities. The primary sources of cash were $17.1 million from issuance of the Company's Convertible Preferred Stock and unit warrants (the "Unit Warrants"), and $2.0 million from an advance payable to J.P. Morgan Ventures Corporation ("JPMVC").

     The Company and PRT Barbados entered into agreements providing for advances to PRT Barbados of $3.7 million in the aggregate (the "Advances") by JPMVC. In consideration for the Advances, PRT Barbados issued warrants to purchase up to 24% of the authorized shares of PRT Barbados capital stock to JPMVC (the "PRT Barbados Warrants"). In the first quarter of 1997, the Company and JPMVC agreed to, among other things, the exchange of the PRT Barbados Warrants for warrants to purchase 936,365 shares of PRT Common Stock (the "JPMVC PRT Warrants"). The JPMVC PRT Warrants were only exercisable by forgiveness of the Advances. Upon the consummation of the Initial Public Offering, the JPMVC PRT Warrants were exercised for an aggregate of 936,365 shares of Common Stock and Non-Voting Common Stock and the Advances were forgiven.

     In July 1997, the Company completed the acquisition of CMR. The Company paid $2.9 million in cash and issued $2.0 million in notes and $1.4 million in Common Stock for all of the common stock of CMR. As of January 31, 1998, the Company acquired substantially all of the assets of ACT for approximately $12.8 million in cash.

     On March 5, 1998, PRT announced that first quarter 1998 revenues are expected to be below fourth quarter 1997 revenues of $19.8 million. As a result of increased expenses associated with staffing and other resources allocated to certain delayed projects, the Company expects to report a net loss for the first quarter of 1998.

     The Company anticipates that its primary uses of working capital in the near term will be the establishment of additional SECs, the development of new facilities and funding growth through acquisitions and otherwise, and the accounts receivable related thereto. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or sale of equity securities resulting in further dilution to stockholders. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

IMPACT OF YEAR 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. As a result, those computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operation, including among other things a temporary inability to process transactions, send incorrect invoices or engage in similar normal business activities.

     The Company has completed an assessment of its computer systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $1.0 million which includes the purchase of new financial software that will be Year 2000 compliant. The Company anticipates completing the Year 2000 project within one year but not later than March 31, 1999, which is prior to any anticipated impact on its computerized information systems.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company will be required to adopt the new standard for the year ending December 31, 1998. This statement requires specific disclosure regarding the Company's capital structure, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company's plans to adopt this statement in fiscal year 1998 and does not anticipate that the statement will have a significant impact on its financial statements.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Company will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Company will adopt this statement in fiscal year 1998 and does not anticipate that the statement will have a significant impact on its financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. The Company will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company will adopt this statement in fiscal year 1998 and does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RECRUITMENT AND RETENTION OF IT PROFESSIONALS

     The Company's business is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain IT professionals who possess the necessary technical skills and experience or can be trained to deliver the Company's services. Qualified IT professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that PRT will continue to have access to qualified IT professionals, will be successful in retaining current or future IT professionals, or that the cost of employing and subcontracting such IT professionals will not increase due to shortages. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

INCREASING SIGNIFICANCE OF AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company will increase its investment in international operations over the next several years with an increasing percentage of its revenues generated by operations in countries outside of the United States. During the years ended December 31, 1995, 1996 and 1997, the percentage of revenue generated outside the United States was 0.3%, 15% and 29%, respectively. There were no revenues generated outside the United States prior to 1995. The Company's international operations depend greatly upon business, immigration and technology transfer laws in those countries and upon the continued development of the local technology infrastructure. As a result, the Company's business is subject to the risks generally associated with non-United States operations including, among other things: (i) unexpected changes in regulatory environments; (ii) difficulties in managing international operations; (iii) potential adverse foreign tax consequences, including impact upon repatriation of earnings; (iv) tariffs and other trade barriers and (v) political unrest and changing conditions in countries in which the Company's services are provided or facilities are located. In addition, although nearly all of the Company's foreign sales are payable in U.S. Dollars, there can be no assurance that of the Company's future contracts will be payable in U.S. Dollars; to the extent that the Company's future contracts are payable in foreign currencies, the Company could be exposed to fluctuations in currency exchange rates.

Although the Company does not currently engage in currency hedging transactions, to date the Company has not sustained any foreign currency losses. If any of the above factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on the Company's business, operating results and financial condition.

     PRT has operated its Barbados SEC for approximately two years. PRT believes Barbados is one of the most stable countries in the Caribbean, has a long tradition of democracy and that the Company currently has good relations with the government of Barbados. While PRT (Barbados) Ltd. ("PRT Barbados") is an international business company under Barbadian law, PRT has negotiated special incentives with the Barbadian government including, among other things, certain advantageous tax rates, an exclusivity and non-compete agreement (which expires in 2000) and the ability to secure an unlimited number of employee work permits and visas. There is no guarantee that this relationship will continue or that these special incentives will not be curbed or eliminated. While the Company believes that the expiration of the non-compete agreement will not have a material adverse effect on PRT's business, operating results or financial condition, there can be no assurance that this will be the case. If the Barbadian government were to take any such action in the future, it could have a material adverse effect on the Company's business, operating results and financial condition.

     A significant element of the Company's business strategy is to continue to open and develop SECs, sales and account management offices and training and recruiting centers. PRT currently has a recruiting center in Mumbai, India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the IT industry. Certain of these benefits that could directly affect the Company include, among others: (i) tax holidays, (ii) liberalized import and export duties and (iii) preferential rules with respect to foreign investment and repatriation of earnings. Changes in the business, political or regulatory climate of India could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, although wage costs in India are significantly lower than in the United States and elsewhere for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the United States. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to political unrest. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED OPERATING HISTORY; LOSSES

     The Company has a limited operating history, incurred losses from the quarter ended December 31, 1995 until the quarter ended June 30, 1997 and expects to incur a loss for the quarter ending March 31, 1998. Although the Company was profitable in the quarters ended September 30 and December 31, 1997, in order to operate profitably in the future, the Company must accomplish some of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients, (ii) develop and realize additional revenue sources and (iii) reduce costs of providing services. There can be no assurance that the Company will be successful in meeting these objectives or that the Company will be able to sustain profitability.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including, but not limited to: (i) the timing and number of client projects commenced (or delayed by the client) and completed during the quarter, (ii) the number of working days in a quarter and (iii) employee hiring, attrition and utilization rates. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, is relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future projects and opportunities for revenue growth. Quarterly results are likely to fluctuate, which may cause a material adverse effect on the market price of PRT's Common Stock.

ABILITY TO SUSTAIN AND MANAGE GROWTH

     The Company's business has grown rapidly during the past several years due to the increased demand for its services from existing clients, the addition of new clients and the increased number of Company sales and account management offices and SECs. The Company's continued growth is dependent upon a number of factors, including, but not limited to: (i) the continued growth of the Barbados and Hartford area SECs; (ii) the ability to replicate SECs in the future; (iii) the ability to cultivate additional business from existing clients; (iv) the ability to obtain new clients; (v) the ability to locate and hire IT professionals within new and existing markets; (vi) the continued identification and training of corporate personnel to staff new and recently opened or acquired sales and account management offices and SECs; (vii) the successful performance of recently opened or acquired offices, (viii) the ability to anticipate, acquire, master and exploit new technologies as they develop, (ix) the ability to anticipate the ramp-up rate of client projects and (x) the ability to manage expenses in anticipation of expected project revenue ramp-up. There can be no assurance that recently opened or acquired offices will achieve and sustain any level of profitability or that the Company's historical revenue growth will continue. Further, the Company's rapid growth and expansion has placed and could continue to place a significant strain on the Company's management, personnel and resources. The Company's ability to continue to manage its growth successfully will require it to further enhance its management, financial and information systems and controls. Finally, the Company's management has no demonstrated experience in managing the Company during times of economic downturn, and there can be no assurance that management can maintain profitability or growth levels at such times. The failure to manage growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

CONCENTRATION OF REVENUES

     In fiscal year 1996, approximately 72% of the Company's revenues was derived from five clients, with one client, Philip Morris Companies Inc., accounting for approximately 28%; during fiscal year 1997, approximately 79% of the Company's revenues was derived from its largest five clients. J.P. Morgan accounted for approximately 30% of the Company's revenues in 1997 and 9% in 1996. Most of PRT's larger clients are comprised of a number of subsidiaries or divisions, each of which PRT considers to be a separate client because they make their own purchasing decisions. As of July 1, 1997, the Company acquired CMR. If CMR had been acquired on January 1, 1997, on a pro forma basis during the twelve month period ending on December 31, 1997, approximately 73% of the Company's revenues would have been derived from its largest five clients and 28% would have been derived from the Company's largest client, Prudential Insurance Company of America. The loss of a significant client could have a material adverse effect on the Company's business, operating results and financial condition.

     Certain stockholders of the Company are significant PRT clients. Although the Company has no reason to expect it, a client-stockholder could be less inclined to maintain the same volume of business with the Company in the future if such client-stockholder were to sell most or all of its shares of PRT Common Stock.

POTENTIAL LIABILITY TO CLIENTS

     Many of the Company's engagements, including Year 2000 projects, involve services that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Although the Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse effect on the client's operations and, therefore, could give rise to claims against the Company or damage the Company's reputation, which could have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON KEY PERSONNEL

     The Company's future success depends on the continued services of certain key management personnel, in particular, Douglas K. Mellinger, Chief Executive Officer, and Srinivasan Viswanathan, President of the Company and PRT Barbados, each of whom has entered into an employment agreement with PRT. While the Company retains a "key man" life insurance policy in the amount of $2.5 million on Mr. Mellinger, there can be no assurance that such amount would adequately compensate the Company for a loss of his services. In addition, the Company's continued growth depends on its ability to attract and retain capable management personnel. Failure to do so or the loss of either of Messrs. Mellinger or Viswanathan could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL DECREASES IN DEMAND FOR YEAR 2000 SERVICES

     The Company realized less than 20% of its total revenues from Year 2000 solutions in each of fiscal years 1995, 1996 and 1997. The Company expects that it will receive increased revenues for Year 2000 solutions. After the year 2000, the Company believes that demand for Year 2000 solutions will continue; however, such demand is expected to begin to diminish as many Year 2000 solutions are implemented and tested. A core element of the Company's growth strategy is to use the business relationships and the knowledge of clients' computer systems obtained in providing Year 2000 solutions to generate additional IT projects with such clients. There can be no assurance, however, that the Company will be successful in generating additional business from its Year 2000 clients. In addition, by utilizing significant resources during the next several years to solve its clients' Year 2000 problems, the Company's ability to deliver other IT services could be adversely affected. Finally, the Company relies on licenses from outside parties for certain of its Year 2000 software tools; any disruption of the relationship with such parties could adversely affect the Company's ability to provide Year 2000 solutions and thereby have a material adverse effect on the Company's business, operating results and financial condition.

CONTRACT RISK

     Most of the Company's contracts are terminable by the client following limited notice and without significant penalty. In addition, each stage of a project often represents a separate contractual commitment at the end of which the client may elect to delay or not to proceed to the next stage of the project. While, to date, none of the Company's clients has terminated a material contract or materially reduced the scope of a large project, there can be no assurance that one or more of the Company's clients will not take such actions in the future. In the first quarter of 1998, the Company experienced unanticipated delays in the ramp-up of certain client projects. As a result of increased expenses associated with staffing and other resources allocated to these delayed projects, the Company expects to report a net loss for the first quarter of 1998. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on the Company's business, operating results and financial condition.

FIXED-PRICE ENGAGEMENTS

     The Company principally bills for its services on a time and materials or line of code basis; however, some of the Company's contracts contain a cap on the amount of fees the Company can charge. The Company occasionally has entered into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While the Company's business, operating results and financial condition have not been materially adversely affected by any failure of the Company to complete a fixed-price engagement within budget in the past and the Company does not anticipate any such failure in the future, any such failure could expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS OF TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

     The IT services industry is characterized by rapid technological change, shifting client preferences and new product developments. The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render the Company's existing IT solutions, skills base or underlying technologies obsolete or unmarketable. As a result, the Company will be dependent in large part upon its ability to develop new IT solutions and capabilities that address the increasingly sophisticated needs of its clients and keep pace with new competitive service and product offerings and emerging industry standards to achieve broad market acceptance. There can be no assurance that: (i) the Company will be successful in developing and marketing new IT solutions that respond to technological changes, shifting client requirements or evolving industry standards; (ii) that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new IT solutions or (iii) its IT solutions will adequately meet the requirements of the marketplace and achieve market acceptance. Any failure to respond to technological change or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The Company experiences intense competition. The market for services such as those PRT offers is very broad and such services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, PRT. Additionally, in certain sectors of the Company's business, particularly Staff Augmentation, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to the Company, PRT's ability to compete effectively will increasingly depend upon the quality and price of its services. Competition could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATED TO POSSIBLE ACQUISITIONS

     The Company has expanded and expects to continue to expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial expenses, delays or other operational or financial difficulty. Furthermore, acquisitions may involve a number of special risks, including, but not limited to: (i) diversion of management's attention, (ii) possible failure to retain key acquired personnel, (iii) unanticipated events or circumstances, (iv) risks of entering markets in which the Company has no or limited prior experience or (v) legal liabilities and amortization of acquired intangible assets. Client satisfaction or performance problems at a single acquired business could have a material adverse effect on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses will achieve anticipated financial performance. While the Company from time to time considers acquisition opportunities, as of the date hereof it has no existing binding agreements, understandings or commitments to effect any material acquisition. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

UNITED STATES GOVERNMENT REGULATION OF IMMIGRATION

     The Company recruits employees from around the world. Some of these employees work in the United States under H-1B temporary work permits. As of December 31, 1997, approximately 3% of PRT's worldwide workforce was working under H-1B temporary work permits in the United States. Although, to date, PRT has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain H-1B work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the United States Immigration and Naturalization Service. Continued compliance with existing United States or foreign immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the United States or employees working under work permits in other countries, could increase the Company's cost of recruiting and retaining the requisite number of IT professionals which could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY RIGHTS

     In order to protect its proprietary rights in its various intellectual properties, the Company currently relies on copyrights, trade secrets and unpatented proprietary know-how which may be duplicated by others. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. As a signatory to the Berne Convention, an international treaty, the government of Barbados has agreed to recognize protections on copyrighted materials conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and Barbados are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of Barbados will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from Barbados to the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to deter unauthorized use and take appropriate steps to enforce its rights. In addition, the failure of such protective measures could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to PRT's technology. The Company presently holds no patents or registered copyrights. Although the Company believes that its intellectual property rights, including intellectual property rights licensed from third parties by the Company, do not infringe on the intellectual property rights of others, there can be no assurance that: (i) such a claim will not be asserted against the Company in the future, (ii) assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms or (iii) any of PRT's software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of the Company's competitors. The Company expects that the risk of infringement claims against the Company will increase if more of PRT's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

CERTAIN ANTI-TAKEOVER EFFECTS

     The Company's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which only the Board of Directors, the Chairman of the Board or the President may call meetings of stockholders and certain advance notice procedures for nominating candidates for election to the Board of Directors. Directors of the Company are divided into three classes and are elected to serve staggered three-year terms. The Board of Directors of the Company is empowered to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares without any further stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank-check" preferred stock, and any issuance thereof, may have an adverse effect on the market price of the Company's Common Stock.

CONTROL BY PRINCIPAL STOCKHOLDERS

     As of March 9, 1998, the Mellinger family owned approximately 40% of the outstanding shares of Common Stock and effectively controlled the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

POSSIBLE VOLATILITY OF STOCK PRICE

     The stock market has from time to time experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of acquisitions of businesses, technological innovations, new products or services or new client engagements by the Company or its competitors or third parties, as well as market conditions in the IT services industry or the flow of Company business, may have a significant impact on the market price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     As of December 31, 1997, the Company had an aggregate of 18,229,063 shares of Common Stock and Non-Voting Common Stock outstanding, 4,600,000 of which were freely tradeable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 13,629,063 shares in the aggregate of Common Stock and Non-Voting Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. The Company and certain of the Company's stockholders have agreed not to offer, sell, contract to sell or otherwise dispose of, directly or indirectly, any shares of Common Stock, or any securities convertible into or exchangeable or exercisable for shares of Common Stock, including shares of Non-Voting Common Stock, until 180 days after the date of the initial public offering of the Common Stock, or May 21, 1998, without the prior consent of Salomon Smith Barney Inc., subject to certain limited exceptions. Following this 180 day lock-up period, all of the restricted securities become eligible for sale, subject to the manner of sale, volume, notice and information requirements of Rule 144. Sales of substantial amounts of such shares of Common Stock in the public market or the availability of additional shares of Common Stock for future sale could adversely affect the market price of the Common Stock and the Company's ability to raise additional capital at a price favorable to the Company. Pursuant to agreements between the Company and certain of the Company's stockholders, such stockholders are entitled to certain registration rights with respect to their shares of Common Stock or Non-Voting Common Stock. If such stockholders, by exercising such registration rights upon expiration of their lock-up agreement described above (if applicable), cause a large number of shares to be registered and sold in the public market, such sales may have an adverse effect on the market price of the Common Stock. Furthermore, on January 22, 1998 the Company filed a registration statement on Form S-8 registering 4,302,000 shares of Common Stock reserved for issuance pursuant to stock options granted, or to be granted, under the Company's Amended and Restated 1996 Stock Option Plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of PRT Group Inc. and Subsidiaries,
Exhibit 13.1 hereto, and the Independent Auditors' Report included therein, are each incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 30, 1998 (the "1998 Proxy Statement").

     (b) The following table sets forth the executive officers of the Company and their ages as of March 1, 1998 (collectively, the "Management").

                   NAME                     AGE                POSITION WITH THE COMPANY
                   ----                     ---                -------------------------
Douglas K. Mellinger(1)...................  33    Chairman and Chief Executive Officer
Srinivasan Viswanathan....................  47    President, PRT and PRT Barbados
Gregory S. Mellinger(1)...................  31    Chief Operating Officer, Secretary and Director
Lowell W. Robinson........................  49    Executive Vice President, Finance and
                                                  Administration, and Chief Financial Officer
Greg D. Adams.............................  36    Senior Vice President, Finance and Administration
Timothy R. Cyr............................  40    Senior Vice President, Sales
Stephen E. Michaelson.....................  50    Senior Vice President and Chief Information Officer

---------------
(1) Member of Company's Board of Directors

     Douglas K. Mellinger has been Chairman and Chief Executive Officer of PRT since 1989 and was President of PRT from September 1997 to February 1998. Mr. Mellinger founded PRT Corp. of America, PRT's predecessor company, in August of 1989. Prior to starting PRT, Mr. Mellinger was the National and International Director of the Association of Collegiate Entrepreneurs. Mr. Mellinger is currently the International President of the Young Entrepreneurs' Organization and serves on the International Board of the Young Presidents' Organization. Mr. Mellinger graduated from Syracuse University in 1988 with a B.S. in Entrepreneurial Science.

     Srinivasan Viswanathan has been President of PRT Barbados since October 1995 and President of the Company since February 1998. From January 1986 to October 1995, Mr. Viswanathan held various positions at Citicorp Overseas Software Limited, most recently as Chief Executive Officer. Mr. Viswanathan spent over seven years from April 1979 to January 1986 working with Tata Consulting Services in Mumbai, India. Mr. Viswanathan graduated from the Indian Institute of Management in Ahmedabad in 1977 with an M.B.A. and graduated from the Indian Institute of Technology in Madras in 1972 with a Bachelor of Technology in Electrical Engineering.

     Gregory S. Mellinger has been Chief Operating Officer of PRT since August 1992, responsible for shared services and M&A activities, and has been a Director of PRT since 1995. Prior to working with PRT, Mr. Mellinger was a Combat Arms Officer in the United States Army. Mr. Mellinger graduated from the United States Military Academy at West Point in 1989 with a B.A. in History.

     Lowell W. Robinson has been Executive Vice President, Finance and Administration and Chief Financial Officer of PRT since November 1997. Prior to joining PRT, Mr. Robinson was Executive Vice President and Chief Financial Officer at ADVO, Inc. since 1994. From 1991 to 1993, he was Vice President and Chief Financial Officer for The Traveler's Managed Care and Employee Benefits Operations. Mr. Robinson spent five years at Citicorp where he was Chief Financial Officer for Citicorp's Global Insurance and Capital Investments Divisions from 1988 to 1991. From 1986 to 1988, Mr. Robinson was Controller for Citicorp's Consumer Services Group -- International. Prior to joining Citicorp, Mr. Robinson was Director of Finance and Operations from 1983 to 1986 for Uncle Ben's Inc., the domestic and international rice subsidiary of Mars, Inc. During 1973 to 1983, Mr. Robinson held senior financial positions at General Foods. Mr. Robinson graduated from the Harvard University Graduate School of Business Administration in 1973 with an M.B.A. and the University of Wisconsin in 1971 with a B.A. in Economics.

     Greg D. Adams has been the Senior Vice President, Finance and Administration since October 1997. Mr. Adams was the Chief Financial Officer of PRT from May 1996 to October 1997. Prior to joining PRT, Mr. Adams was the Chief Financial Officer of the Blenheim Group Inc., a publicly held information technology exposition and conference management company from June 1994 to May 1996. Mr. Adams worked at KPMG Peat Marwick as a Senior Manager from August 1983 to May 1994 in New York and Australia in the areas of audit and business advisory services. Mr. Adams graduated from the College of William & Mary in 1983 with a B.B.A. in Accounting. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

     Timothy R. Cyr has been Senior Vice President, Sales, of PRT since February 1998. Prior to joining PRT, Mr. Cyr was President of ACT from January 1992 until January 1998 and Senior Account Executive for On-Line Software of Fort Lee, NJ from 1986 through 1991. Mr. Cyr graduated from Western New England College in 1980 with a B.A. in Economics.

     Stephen E. Michaelson has been a Senior Vice President and CIO of PRT since July 1997. Prior to joining PRT, Mr. Michaelson was the Chief Executive Officer of USA Finance, Inc., a publicly held specialty finance company, from May 1996 to June 1997. Mr. Michaelson was President of CMR from October 1992 to April 1996 and was Vice President of CMR from June 1981 to October 1992. Mr. Michaelson graduated from Clarion University in 1967 with a B.S. in Mathematics.

     Except for Douglas K. Mellinger and Gregory S. Mellinger, who are brothers, there are no family relationships among any of the directors and executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) During the year ended December 31, 1997, the Company (i) paid license fees of approximately $48,000 in the aggregate to BJ equities, a partnership wholly-owned by Jerome and Barbara Mellinger, parents of Douglas and Gregory Mellinger, for the use by PRT of a database of software engineer names and resumes, (ii) paid finders fees of approximately $297,000 to Forum Computing Services, a corporation owned 57% by Jerome Mellinger and 43% by Allan Stern, holder of approximately 4% of PRT's Common Stock (including shares held by the Stern family), for new business referred to PRT, (iii) employed Barbara Mellinger as a financial advisor to the Company; the aggregate amount paid by the Company for such services was approximately $75,000, including benefits; and
(iv) paid an aggregate of approximately $205,000 to Erickson Travel, Inc., a corporation wholly owned by Vereena and Robert Erickson, father- and mother-in-law of Gregory Mellinger, for travel related services (including airfare, hotel accommodations and auto rentals) provided to the Company.

     (b) Mr. Isaac Shapiro, a Director of the Company, is a member of Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden Arps"). PRT retained Skadden Arps to provide various legal services to the Company during 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            See Index to Consolidated Financial Statements of PRT Group Inc. and Subsidiaries, Exhibit 13.1 hereto.

        (2) Financial Statement Schedules

            See Index to Consolidated Financial Statements of PRT Group Inc. and Subsidiaries, Exhibit 13.1 hereto.

        (3) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Stock Purchase Agreement among Robert Marchetti, Stephen
          Michaelson and PRT Group Inc., dated as of July 1, 1997(1)
  2.2     Asset Purchase Agreement, dated as of January 31, 1998, by and among PRT Group Inc., Advanced Computing Techniques,
          Inc., Daniel R. Walsh, Carol A. Anderson and Timothy R.
          Cyr(2)
  3.1     Form of Amended and Restated Certificate of Incorporation of
          PRT Group Inc.(1)
  3.2     Form of Amended and Restated By-Laws of PRT Group Inc.(1)
  4.1     Form of Certificate of Common Stock(1)
 10.1     Employment contract of Mr. Douglas K. Mellinger, PRT Group
          Inc.(1)
 10.2     Employment contract of Mr. Gregory S. Mellinger, PRT Group
          Inc.(1)
 10.3     Employment contract of Mr. Srinivasan Viswanathan, PRT
          (Barbados) Ltd.(1)
 10.4     Form of Registration Rights Agreement(1)
 10.5     Amended and Restated 1996 Stock Option Plan of PRT Group
          Inc.(1)
 10.6     Common Stock and Warrant Unit Purchase Agreement, dated as of November 21, 1996(1)
 10.7     Preferred Stock Purchase Agreement, dated as of November 21,
          1996(1)
 10.8     Warrant Exchange Agreement, dated as of September 16,
          1997(1)
 10.9     Line of Credit, dated July 31, 1997, between Chase Manhattan
          Bank, N.A. and PRT Group Inc.(1)
 13.1     Consolidated Financial Statements of PRT Group Inc. and
          Subsidiaries
 16.1     Letter re: change in certifying accountant from KPMG Peat
          Marwick LLP(1)
 16.2     Letter re: change in certifying accountant from Shulman,
          Cohen, Furst, Kramer and Rosen, P.C.(1)
   21     Subsidiaries of PRT Group Inc.(1)
 23.1     Consent of Ernst & Young LLP
 27.1     Financial Data Schedule -- December 31, 1997

---------------
(1) Incorporated by reference to the Registration Statement on Form S-1, as amended (File No. 333-36169), as filed with the Commission on September 23, 1997.

(2) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 29, 1998.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRT GROUP INC.

Date: March 31, 1998                                     By: /s/ DOUGLAS K. MELLINGER
                                                             ------------------------------------------
                                                             Douglas K. Mellinger
                                                             Chairman of the Board and Chief Executive
                                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: March 31, 1998                                     By: /s/ DOUGLAS K. MELLINGER
                                                             ------------------------------------------
                                                             Douglas K. Mellinger
                                                             Chairman of the Board and Chief Executive
                                                             Officer

Date: March 31, 1998                                     By: /s/ LOWELL ROBINSON
                                                             ------------------------------------------
                                                             Lowell Robinson
                                                             Chief Financial Officer

Date: March 31, 1998                                     By: /s/ ESTHER DYSON
                                                             ------------------------------------------
                                                             Esther Dyson
                                                             Director

Date: March 31, 1998                                     By: /s/ MICHAEL ENTHOVEN
                                                             ------------------------------------------
                                                             Michael Enthoven
                                                             Director

Date: March 31, 1998                                     By: /s/ ROBERT P. FORLENZA
                                                             ------------------------------------------
                                                             Robert P. Forlenza
                                                             Director

Date: March 31, 1998                                     By: /s/ CRAIG D. GOLDMAN
                                                             ------------------------------------------
                                                             Craig D. Goldman
                                                             Director

Date: March 31, 1998                                     By: /s/ GREGORY S. MELLINGER
                                                             ------------------------------------------
                                                             Gregory S. Mellinger
                                                             Director

Date: March 31, 1998                                     By: /s/ ISAAC SHAPIRO
                                                             ------------------------------------------
                                                             Isaac Shapiro
                                                             Director

Date: March 31, 1998                                     By: /s/ IRWIN J. SITKIN
                                                         ----------------------------------------------
                                                         Irwin J. Sitkin
                                                         Director

Date: March 31, 1998                                     By: /s/ JACK L. RIVKIN
                                                             ------------------------------------------
                                                             Jack L. Rivkin
                                                             Director