Form 10-Q
period 1998-03-31
PRT GROUP INC
filed 1998-05-14
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23315


                                 PRT GROUP INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                 No. 13-3914972
        (State or other jurisdiction             (I.R.S. Employer
        of incorporation)                        Identification Number)

                               342 Madison Avenue
                            New York, New York 10173

                                 (212) 922-0800
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [X]   NO  [ ]


Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of May 12, 1998 are 18, 183,473 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):                               Page

Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997                                                      1

Consolidated Statements of Operations
for the three months ended March 31, 1998 and 1997                         2

Consolidated Statements of Cash Flows
for the three months ended March 31, 1998 and 1997                         3

Notes to Consolidated Financial Statements                                 4-6

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        7-8


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                        Not Applicable

ITEM 2.  Change in Securities                                     Not Applicable

ITEM 3.  Defaults upon senior securities                          Not Applicable

ITEM 4.  Submission of matters to a vote of security holders               9

ITEM 5.  Other Information                                        Not Applicable

ITEM 6.  Exhibits and reports on Form 8-K                                  10


Signatures                                                                 11

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                               DECEMBER 31        MARCH 31
                                                                                  1997              1998
                                                                               -----------       ----------
                                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                          $ 29,499         $  7,119
   Marketable debt securities                                                      14,622           14,622
   Accounts receivable, net of allowance of $334 in 1997 and $427 in 1998          14,493           20,430
   Deferred income taxes                                                               11               -
   Prepaid expenses and other current assets                                        1,604            1,677
                                                                                 --------         --------
Total current assets                                                               60,229           43,848

Fixed assets, net                                                                   8,738            9,726
Goodwill, net                                                                       6,615           18,688
Other assets                                                                          332              532
                                                                                 --------         --------
Total assets                                                                     $ 75,914         $ 72,794
                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                                                          $  3,479         $  3,431
   Accounts payable and other accrued expenses                                      4,411            5,872
   Deferred income taxes                                                               -               113
   Current portion of capital lease obligations                                       400              547
   Deferred revenue                                                                   753            1,107
                                                                                 --------         --------
Total current liabilities                                                           9,043           11,070

Deferred income taxes                                                                  44               44
Note payable                                                                        2,000            1,000
Capital lease obligations, net of current portion                                     738              734
                                                                                 --------         --------
Total liabilities                                                                  11,825           12,848

Common stockholders' equity:
   Common stock, $.001 par value; authorized -- 50,000,000 shares;
     issued and outstanding -- 18,229,063 in 1997 and 18,250,563
     shares in 1998                                                                    18               18
   Additional paid-in capital                                                      86,324           86,407
   Accumulated deficit                                                            (21,853)         (26,079)
   Treasury stock, 67,090 common shares at 1997 and 1998                             (400)            (400)
                                                                                 --------         --------
Total common stockholders' equity                                                  64,089           59,946
                                                                                 --------         --------
Total liabilities and stockholders' equity                                       $ 75,914         $ 72,794
                                                                                 ========         ========


See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)

                                                  THREE MONTHS ENDED MARCH 31
                                                     1997             1998
                                                  -----------     ------------
Revenues                                            $ 9,039         $ 18,852
Cost of revenues                                      6,621           15,317
                                                    -------         --------
Gross profit                                          2,418            3,535

Selling, general and administrative expenses          3,838            8,701
                                                    -------         --------
Loss from operations                                 (1,420)          (5,166)

Other income (expense):
   Interest expense                                     (86)            (284)
   Interest income                                      140              449
                                                    -------         --------
Loss before income taxes                             (1,366)          (5,001)
Income tax benefit                                      (24)            (775)
                                                    -------         --------
Net loss                                            $(1,342)        $ (4,226)
                                                    =======         ========
Basic and diluted net loss per share                $  (.09)        $   (.23)
                                                    =======         ========



See accompanying notes.

                         PRT Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED MARCH 31

                                                                1997             1998
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES                         $ (1,342)        $ (4,226)
Net loss
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                273              940
     Provision for doubtful accounts                               --               31
     Deferred income taxes                                        (24)             124
     Change in foreign exchange rate                               11               --
     Changes in operating assets and liabilities:
       Accounts receivable                                     (2,804)          (3,949)
       Prepaid expenses and other current assets                  (59)             (73)
       Other assets                                              (189)            (175)
       Accrued compensation                                    (2,123)             (48)
       Accounts payable and other accrued expenses              2,940              246
       Deferred revenue                                          (271)             354
                                                             --------         --------
 Net cash used in operating activities                         (3,588)          (6,776)
                                                             --------         --------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed assets                                       (926)          (1,431)
 Conversion of minority interest                                    7               --
 Purchase of net assets of ACT, net of cash acquired               --          (12,935)
                                                             --------         --------
 Net cash used in investing activities                           (919)         (14,366)
                                                             --------         --------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                        --           (1,182)
 Advances received from client                                     68               --
 Issuance cost of initial public offering                          --              (91)
 Exercise of stock options                                         --              174
 Dividends paid                                                  (274)              --
 Principal payments under capital lease obligations               (27)            (139)
                                                             --------         --------
 Net cash used in financing activities                           (233)          (1,238)
                                                             --------         --------

 Net decrease in cash and equivalents                          (4,740)         (22,380)
 Cash and equivalents at beginning of period                   14,856           29,499
                                                             --------         --------
 Cash and equivalents at end of period                       $ 10,116         $  7,119
                                                             ========         ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                               $     86         $    284
                                                             ========         ========
 Income taxes paid                                           $    112         $    150
                                                             ========         ========
 NONCASH FINANCING ACTIVITIES
 Acquisition of fixed assets through capital leases          $     27         $     20
                                                             ========         ========



See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1    Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operation for the periods presented. The results of operations for the three month period ended March 31, 1998 are necessarily indicative of the results that may be expected for the year ended December 31, 1998. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PRT Group Inc. (the "Company") Annual Report on form 10-K for the year ended December 31, 1997.

2    Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3    Recently Issued Accounting Standard

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The impact of implementing Statement 130 had no impact on the Company's comprehensive loss in the first quarter of 1997 and 1998.

4    Related Party-Transaction

     During the three months ended March 31, 1998, the Company agreed in principal to purchase a database of software engineering names and resumes from BJ Equities for approximately $300,000. PRT was currently paying a software licensing fee of $60,000 annually. The agreement expired in twelve years. BJ Equities is a partnership wholly-owned by the parents of the Company's Chairman and Chief Operating Officer.

5    Acquisitions and Pro-Forma Financial Information

     On January 31, 1998, the Company purchased substantially all of the assets of Advanced Computing Techniques, Inc. ("ACT"), a Connecticut corporation, for $12.9 million in cash. The acquisition of ACT was accounted for by the purchase method of accounting, and accordingly, the acquired assets and liabilities assumed were recorded at their fair values at the date of purchase. The purchase price (including acquisition costs) and its allocation are summarized below:

         Allocation of Purchase Price:
         Account Receivable                              $  2,015
         Prepaids and other current assets                     28
         Equipment and other assets                           289
         Goodwill                                          12,261
         Liabilities                                       (1,658)
                                                         --------

                  Total Purchase Price                   $ 12,935
                                                         ========
     Purchase Price
         Cash                                            $ 12,935
                                                         ========


     On July 1, 1997, the Company consummated the purchase of all the issued and outstanding capital stock of Computer Management Resources, Inc. ("CMR"), a Connecticut corporation, for approximately $6.3 million. The acquisition of CMR was accounted for by the purchase method of accounting.

     The following unaudited pro-forma financial information shows the results of operations for the three months ended March 31, 1998 and 1997 assuming consummation of the ACT and CMR acquisitions had occurred at the beginning of the periods presented.

                                                        Three Months
                                                       Ended March 31
                                                       --------------
                                                    1998           1997
                                                    ----           ----
                      Net Revenues              $  20,199       $ 14,137
                      Net Loss                     (4,313)        (1,367)
                      Loss Per Share            $    (.23)      $   (.09)


6    Subsequent Events

     Effective April 15, 1998, the Company purchased substantially all of the assets of the Institute for Software Process Improvement ("ISPI") for an aggregate cash purchase price of $2.5 million, subject to purchase price adjustments, as defined.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue. Revenues increased approximately 109% to $18.9 million in the three months ended March 31, 1998 from $9.0 million in the three months ended March 31, 1997. This growth in revenue is primarily attributable to increases in the size of the Company's IT professional workforce, expansion of the Company's Software Engineering Center ("SEC") operations, additional services provided to existing clients and, additional revenue obtained from the acquisition of Computer Management Resources, Inc. in July 1997 and Advanced Computer Techniques, Inc. in January 1998. The number of IT professionals in the first quarter ended March 31, 1998 was (including subcontractors) 785 in comparison to 330 in the first quarter ended March 31, 1997. Revenues from SECs increased to $5.6 million for the first quarter ended March 31, 1998 as compared to $3.4 million in the first quarter ended March 31, 1997.



Cost of Revenues. Cost of revenues increased approximately 131% to $15.3 million in the first quarter ended March 31, 1998 from $6.6 million for the comparable period in 1997. As a percentage of revenues, cost of revenues increased to 81% in the first quarter ended March 31, 1998 from approximately 73% for the comparable period in 1997. The increase in cost of revenues is primarily attributable in increases in the number of the Company's IT professionals. In 1998, the increase in cost of revenues as a percentage of revenues reflects: the continued expansion of the Company's SECs and lower utilization rates at the Company's SECs in 1998 due to customer delays in the start-up of new projects as well as changes in the ramp-up plan on certain existing projects.



Gross Profit. For the reasons set forth above, gross profit increased approximately 46% to $3.5 million for the first quarter ended March 31, 1998 from $2.4 million for the comparable period in 1997. As a percentage of revenues, gross profit decreased to approximately 19% for the first quarter ended March 31, 1998 from 27% for the comparable period in 1997 due to lower than expected utilization rates caused by delays in timing of client projects.



Selling, General & Administrative Expenses. SG&A expenses increased approximately 127% to $8.7 million in the first quarter ended March 31, 1998 from $3.8 million for the comparable period in 1997. As a percentage of revenues, SG&A expenses increased to approximately 46% in the three months ended March 31, 1998 from approximately 42% for the comparable period in 1997. The increase in SG&A expenses resulted from certain one-time charges of approximately $1.0 million associated with severance expenses and termination of excess employee housing. In addition, SG&A increased primarily from expansion of the Company's sales, marketing and recruiting capabilities to support a higher level of revenue.



Income (Loss) from Operations: For the reasons set forth above, loss from operations for the first quarter ended March 31, 1998 was $4.2 million compared to a loss of $1.3 million in the comparable period in 1997. As a percentage of revenues, the loss from operations for the first quarter ended March 31, 1998 increased to 22% compared to approximately 15% in the comparable period in 1997.


LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital decreased to approximately $32.8 million at March 31, 1998 from $51.2 million at December 31, 1997. Cash and equivalents and marketable debt securities were $21.7 million at March 31, 1998 compared to $44.1 million at December 31, 1997. The primary uses of cash during the three months ended March 31, 1998 were to fund normal operating expenses and an increase of accounts receivable of $4.0 million. The increase in account receivable was attributed to slower than anticipated collection process due to the delay of major customers receiving budget approval for 1998 expenditures.

Investing activities used cash of approximately $1.4 million mostly attributed to additional purchase of property and equipment needed for the software development centers and expansion of our corporate office. In addition, as of January 31, 1998, the Company acquired substantially all of the assets of ACT for approximately $12.9 million in cash.

Net cash of $1.2 million was used in repayment of debt in relation to the acquisition of CMR and ACT.

As an additional source of liquidity, the Company has a $7 million credit facility, expiring in June 1998. At March 31, 1998, there were no borrowings under this line of credit.

The Company anticipates that existing cash and cash equivalents and highly liquid marketable securities and available borrowings under the credit facility will be adequate to meet its cash requirements for the next twelve months.

                          PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings.
                  None.

ITEM 2.  Change in Securities.
                  None.

ITEM 3.  Defaults Upon Senior Securities.
                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company's annual stockholder's meeting was held on May 4, 1998.

         (b) Proxies were solicited for the election of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934 and director's nominees were elected without opposing proxy solicitation.

         (c) 1. Jack L. Rivkin, was elected a Class I Director with 17,683,036 affirmative votes, 1,200 negative votes and 8,755 abstentions. Issac Shapiro was elected a Class I Director with 17,684,036 affirmative votes, 200 negative votes and 7,755 abstentions. Douglas K. Mellinger was elected a Class I Director with 17,681,886 affirmative votes, 2,350 negative votes and 9,905 abstentions.

              2. The appointment of Ernst & Young LLP as the Company's Independent Accountants for the year ending December 31, 1998 was approved with 17,680,781 affirmative votes, 5,400 negative votes and 5,610 abstentions.

ITEM 5.  Other Information.
                  None.

                           PART II. OTHER INFORMATION





ITEM 6.  Exhibits and Reports on Form 8-K



(a)      Exhibits.
         2.1 Asset Purchase Agreement, dated as of January 31, 1998, by and among PRT Group Inc. and Advanced Computing Techniques, Inc., Daniel R. Walsh, Carol A. Anderson and
                   Timothy R. Cyr (1)

         27.1      Financial Data Schedule - March 31, 1998

          (1) Previously filed as an exhibit to the Form 8-K filed by the Company on January 29, 1998.


(b)      Reports on Form 8-K.
         1. On January 30, 1998, the Company filed a Current Report on Form 8-K disclosing the acquisition of Advanced Computing Techniques, Inc. by the Company.

         2. On March 30, 1998, the Company filed a Current Report on Form 8-K setting forth certain pro-forma financial information with respect to the acquisition of Advanced Computing Techniques, Inc. by the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRT GROUP INC.



DATE   May 14, 1998          BY /s/ Douglas Mellinger
     ------------------      ---------------------------------------------------
                             Douglas Mellinger
                             Chairman / Chief Executive Officer



DATE   May 14, 1998          BY /s/ Lowell Robinson
     ------------------      ---------------------------------------------------
                             Lowell Robinson
                             Executive Vice President, Finance & Administration,
                             Chief Financial Officer