Form 10-Q
period 1998-06-30
PRT GROUP INC
filed 1998-08-13
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
                                               EXCHANGE ACT OF 1934

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

                          ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ___


Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of August 11, 1998 are 18,243,088 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):
                                                                        Page

Consolidated Balance Sheets as of June 30, 1998
and December 31, 1997                                                     1

Consolidated Statements of Operations
for the three months ended June 30, 1998 and 1997
and for the six months ended June 30, 1998 and 1997                       2

Consolidated Statements of Cash Flows
for the six months ended June 30, 1998 and 1997                           3

Notes to Consolidated Financial Statements                               4-5

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      6-7


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               8

ITEM 2.  Change in Securities                                            8

ITEM 3.  Defaults upon senior securities                                 8

ITEM 4.  Submission of matters to a vote of security holders             8

ITEM 5.  Other Information                                               8

ITEM 6.  Exhibits and reports on Form 8-K                                9


Signatures                                                              10

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                             DECEMBER 31         JUNE 30
                                                                                 1997             1998
                                                                                --------        --------
                                                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                         $ 29,499        $ 17,314
   Marketable debt securities                                                     14,622             152
   Accounts receivable, net of allowance of $334 in 1997 and $472 in 1998         14,493          18,590
   Deferred income taxes                                                              11            --
   Prepaid expenses and other current assets                                       1,604           1,440
                                                                                --------        --------
Total current assets                                                              60,229          37,496

Fixed assets, net                                                                  8,738          10,768
Goodwill, net                                                                      6,615          21,142
Other assets                                                                         332             477
                                                                                ========        ========
Total assets                                                                    $ 75,914        $ 69,883
                                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accrued compensation                                                         $  3,479        $  2,265
   Accounts payable and other accrued expenses                                     4,411           5,625
   Deferred income taxes                                                            --               113
   Current portion of capital lease obligations                                      400             563
   Deferred revenue                                                                  753             797
                                                                                --------        --------
Total current liabilities                                                          9,043           9,363

Deferred income taxes                                                                 44              44
Note payable                                                                       2,000           1,000
Capital lease obligations, net of current portion                                    738             596
                                                                                --------        --------
Total liabilities                                                                 11,825          11,003

Common stockholders' equity:
   Common stock, $.001 par value; authorized -- 50,000,000 shares;
     issued and outstanding -- 18,229,063 in 1997 and                                 18              18
     18,278,156 shares in 1998
   Additional paid-in capital                                                     86,324          86,560
   Accumulated deficit                                                           (21,853)        (27,254)
   Treasury stock, 67,090 shares in 1997 and 71,617 shares in 1998                  (400)           (444)
                                                                                --------        --------
Total common stockholders' equity                                                 64,089          58,880
                                                                                ========        ========
Total liabilities and stockholders' equity                                      $ 75,914        $ 69,883
                                                                                ========        ========




See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)


                                                   THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30

                                                      1997           1998            1997          1998
                                                   -------------------------       ------------------------

Revenues                                           $ 12,275        $ 22,669        $ 21,314        $ 41,521
Cost of revenues                                      8,596          16,530          15,217          31,847
                                                   -------------------------       ------------------------
Gross profit                                          3,679           6,139           6,097           9,674
Selling, general and administrative expenses          4,372           7,731           8,210          16,432
                                                   -------------------------       ------------------------
Loss from operations                                   (693)         (1,592)         (2,113)         (6,758)
Other income (expense):
   Interest expense                                    (105)            (44)           (190)           (328)
   Interest income                                      123             261             264             710
                                                   -------------------------       ------------------------
Loss before income taxes                               (675)         (1,375)         (2,039)         (6,376)
Income tax benefit                                     (106)           (200)           (129)           (975)
                                                   -------------------------       ------------------------
Net loss                                           $   (569)       $ (1,175)       $ (1,910)       $ (5,401)
                                                   =========================       ========================
Basic net loss per share                           $   (.04)       $   (.06)       $   (.13)       $   (.30)
                                                   =========================       ========================
Diluted net loss poer share                        $   (.04)       $   (.06)       $   (.13)       $   (.29)
                                                   =========================       =========================




See accompanying notes.

                         PRT Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30

                                                                        1997            1998
                                                                      --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES                                  $ (1,910)       $ (5,401)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                         635           2,100
     Amortization or debt discount                                         150            --
     Provision for doubtful accounts                                        13            --
     Deferred income taxes                                                (205)            124
     Change in foreign exchange rate                                       (64)           --
     Changes in operating assets and liabilities:
       Accounts receivable                                              (4,640)         (1,674)
       Prepaid expenses and other current assets                          (739)            164
       Other assets                                                        (38)           (120)
       Accrued compensation                                                517           (1301)
       Accounts payable and other accrued expenses                         977            (250)
       Deferred revenue                                                   (130)             44
                                                                      --------        --------
 Net cash used in operating activities                                  (5,434)         (6,314)
                                                                      --------        --------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed assets                                              (2,909)         (3,098)
 Proceed from sale of marketable debt securities                          --            14,470
 Purchase of net assets of ACT, net of cash required                      --           (12,944)
 Purchase of net assets of ISPI, net of cash required                     --            (2,648)
                                                                      --------        --------
 Net cash used in investing activities                                  (2,909)         (4,220)
                                                                      --------        --------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                               --            (1,023)
 Repayments under line of credit                                           850            (539)
 Advances received from client                                             632            --
 Exercise of stock options                                                   7             236
 Principal payments under capital lease obligations                       (104)           (281)
 Purchase of treasury stock                                               --               (44)
                                                                      --------        --------
 Net Cash used in financing activities                                   1,385          (1,651)
                                                                      --------        --------


 Net decrease in cash and equivalents                                   (6,958)        (12,185)
 Cash and equivalents at beginning of period                            14,856          29,499
                                                                      --------        --------
 Cash and equivalents at end of period                                $  7,898        $ 17,314
                                                                      ========        ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                        $     42        $    328
                                                                      ========        ========
 Income taxes paid                                                    $     62        $    150
                                                                      ========        ========
 NONCASH FINANCING ACTIVITIES
 Acquisition of fixed assets through capital leases                   $    219        $    291
                                                                      ========        ========



See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     (1) Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in PRT Group Inc. ("the Company") Annual Report on form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     (2) Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (3) Recently Issued Accounting Standard

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The impact of implementing Statement 130 had no impact on the periods presented.

(4)  Related Party Transaction

     On May 1, 1998, the Company and Forum Computer Services, Inc. ("Forum") agreed in principal to pay Forum a one time fee of $200,000 in lieu of all past or future unpaid finders fee relating to certain consultant contracts placed with Forum's marketing assistance. In exchange for this one time payment, Forum agreed to release the Company from all claims for finders fees related to these consultants. Forum is owned 57% by the father of the Company's Chairman and Chief Operating Officer and 43% by a stockholder of the Company. In 1997 and through May 1998, PRT paid Forum $297,000 and $98,000 respectively for finders fee.



(5)  Acquisitions and Pro-Forma Financial Information

     On July 1, 1997, the Company consummated the purchase of all the issued and outstanding capital stock of Computer Management Resources, Inc. ("CMR"), a Connecticut corporation, for approximately $6.3 million. On January 31, 1998, the company purchased substantially all of the assets of Advanced Computing Techniques, Inc. ("ACT"), a Connecticut corporation, for $12.9 million in cash. On April 15, 1998 the company consummated the purchase of substantially all the assets of Institute for Software Process Improvement, Inc. ("ISPI"), a Pennsylvania corporation, for $2.7 million in cash. These acquisitions have been accounted for by the purchase method of accounting and their results have been included in the Companys financial statements from the date of acquisition.

     The following unaudited pro-forma financial information shows the results of operations for the six months ended June 30, 1998 and 1997 assuming consummation of the CMR, ACT and ISPI acquisitions had occurred at the beginning of the periods presented.

                                        Six Months
                                        Ended June 30
                                     1998            1997
                                     ----            ----

              Revenues           $  43,426         $  39,742
              Net Loss              (5,575)           (2,009)
              Basic and diluted
              loss Per Share     $    (.30)        $    (.14)

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue. Revenues increased approximately 85% to $22.7 million in the second quarter of fiscal year 1998 from $12.3 million in the second quarter of fiscal year 1997. Revenues increased to $41.5 million in the first six months of 1998 as compared to $21.3 million in the first six months of 1997, representing growth of 95%. This growth in revenue is primarily attributable to increases in the size of the Company's IT professional workforce, expansion of the Company's Software Engineering Center ("SEC") operations, additional services provided to existing clients and, additional revenue obtained from the acquisition of Computer Management Resources, Inc. in July 1997, Advanced Computer Techniques, Inc. in January 1998, and the addition of Institute For Software Process Improvement, Inc. on April 15, 1998. The number of IT professionals in the second quarter was (including subcontractors) 745 in comparison to 432 in the second quarter of 1997. Revenues from SECs increased to $7.4 million for the second quarter of fiscal year 1998 as compared to $2.1 million in the second quarter of fiscal year 1997.



Cost of Revenues. Cost of revenue was 72.9% and 76.7% of revenues in the second quarter and first six months of 1998, respectively, compared to 70.0% and 71.4% for the first quarter and first six months of 1997, respectively. As a percent of revenue, cost of revenue increased during the 1998 three and six months periods due principally to (i) the continued expansion of the Company's SEC, and lower utilization rates at the Company's Barbados SEC in 1998 and the increased costs associated with the ramp-up of the Test Lab 2000(TM) in the Hartford SEC.



Gross Profit. For the reasons set forth above, gross profit was 27.1% and 23.3% of revenues in the second quarter and first six months of 1998, respectively, compared to 30.0% and 28.6% for the first quarter and first six months of 1997, respectively. As a percentage of revenues, gross profit decreased due to higher than expected costs associated with the initial cost and start-up of new projects and lower than expected utilization in the SEC's.



Selling, General and Administrative. Selling, general and administrative expenses for the second quarter of 1998 increased $3.3 million to $7.7 million as compared to $4.4 million in the second quarter of 1997. Selling, general and administrative expense as a percentage of revenue are 34.1% and 39.6% for the three and six month periods ended June 30, 1998, respectively, compared to 35.6% and 38.5% for the three and six month periods ended

June 30, 1997, respectively. The decrease in the second quarter is attributed to tightened expense control and the overall increase for the six months is primarily associated with one-time charges of approximately $1.0 million taken in the first quarter of 1998 associated with severance expenses and termination of excess employee housing.

Loss from Operations: For the reasons set forth above, loss from operations was (7%) and (16.3%) of revenues in the second quarter and first six months of 1998, respectively, compared to (5.6%) and (9.9%) for the comparable 1997 period.


LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital decreased to approximately $28.1 million at June 31, 1998 from $51.2 million at December 31, 1997. Cash and equivalents and marketable debt securities were $17.5 million at June 30, 1998 compared to $44.1 million at December 31, 1997. The primary uses of cash during the six months ended June 31, 1998 were for the reasons, noted below, including the funding of a net loss of $5.4 million and an increase of accounts receivable of $1.7 million.

Investing activities used cash of approximately $4.3 million mostly attributed to additional purchase of property and equipment needed for the software development centers. In addition, the Company acquired substantially all of the assets of ACT for approximately $12.9 million and ISPI for $2.7 million in cash.

Net cash of $1.6 million was used primarily in repayment of debt and line of credit in relation to the acquisition of CMR, ACT and ISPI.

The company had a secured line of credit of $7 million with a commercial bank under a commitment that expired in June 1998. The company is negotiating a line of credit with another institution with more favorable terms.

The Company anticipates that existing cash and cash equivalents and highly liquid marketable securities, and available borrowings will be adequate to meet its cash requirements for the next twelve months.

                           PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings.
                  None.

ITEM 2.  Change in Securities.
                  None.

ITEM 3.  Defaults Upon Senior Securities.
                  None.

ITEM 4.  Submission of Matters To A Vote of Security Holders.
                  None

ITEM 5.  Other Information.
                  None.

                           PART II. OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

      a)  Exhibits

      2.1 Asset Purchase, dated as of April 15, 1998, by and among PRT Group Inc. and Institute For Software Process Improvement, Inc.

      b)   Reports on Form 8-K

         1. On April 15, 1998, the Company filed a Current Report on Form 8-K disclosing the acquisition of Institute For Software Process Improvement, Inc. by the Company.

         2. June 26, 1998, the Company filed a Current Report on Form 8-K setting forth certain pro-forma financial information with respect to the acquisition of Institute For Software Improvement, Inc. by the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRT GROUP INC.



DATE  8/13/98           BY /s/ Douglas Mellinger
     ---------             --------------------------------------------------
                            Douglas Mellinger
                            Chairman / Chief Executive Officer



DATE  8/13/98           BY /s/ Lowell Robinson
     ---------             --------------------------------------------------
                            Lowell Robinson
                            Executive Vice President, Finance & Administration, Chief Financial Officer