Form 10-Q
period 1998-09-30
PRT GROUP INC
filed 1998-11-13
CIK 1045560

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q


      [Mark One]

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                For the period ended September 30, 1998

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

                              YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of November 9, 1998 are 18,250,088 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):                                  Page

Consolidated Balance Sheets as of September 30, 1998
and December 31, 1997                                                          1

Consolidated Statements of Operations for the three months
ended September 30, 1998 and 1997 and for the nine months
ended September 30, 1998 and 1997                                              2

Consolidated Statements of Cash Flows
for the nine months ended September 30, 1998 and 1997                          3

Notes to Consolidated Financial Statements                                   4-6

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          7-8


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     9

ITEM 2.  Change in Securities                                     Not Applicable

ITEM 3.  Defaults upon senior securities                          Not Applicable

ITEM 4.  Submission of matters to a vote of security holders      Not Applicable

ITEM 5.  Other Information                                        Not Applicable

ITEM 6.  Exhibits and reports on Form 8-K                                     10


Signatures                                                                    11

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                          DECEMBER 31  SEPTEMBER 30
                                                              1997        1998
                                                              ----        ----
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents                                      $ 29,499    $ 14,020
  Marketable securities                                       14,622          --
  Accounts receivable, net of allowance of $334
   in 1997 and $507 in 1998                                   14,493      19,053
  Deferred income taxes                                           11          --
  Prepaid expenses and other current assets                    1,604       1,762
                                                            --------    --------
Total current assets                                          60,229      34,835

Fixed assets, net                                              8,738      10,895
Goodwill, net                                                  6,615      20,926
Other assets                                                     332         476
                                                            --------    --------
Total assets                                                $ 75,914    $ 67,132
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accrued compensation                                      $  3,479    $  2,914
  Accounts payable and other accrued expenses                  4,411       3,918
  Deferred income taxes                                           --         113
  Current portion of capital lease obligations                   400         505
  Deferred revenue                                               753         470
                                                            --------    --------
Total current liabilities                                      9,043       7,920

Deferred income taxes                                             44          44
Note payable                                                   2,000       1,000
Capital lease obligations, net of current portion                738         514
                                                            --------    --------
Total liabilities                                             11,825       9,478

Common stockholders' equity:
  Common stock, $.001 par value; authorized --
   50,000,000 shares; issued and outstanding --
   18,229,063 in 1997 and 18,242,691 shares in 1998               18          18
  Additional paid-in capital                                  86,324      86,255
  Accumulated deficit                                        (21,853)    (28,619)
  Treasury stock, 67,090 shares in 1997 and none
   in 1998                                                      (400)         --
                                                            --------    --------
Total common stockholders' equity                             64,089      57,654
                                                            --------    --------
Total liabilities and stockholders' equity                  $ 75,914    $ 67,132
                                                            ========    ========


See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)


                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30            SEPTEMBER 30

                                        1997        1998        1997        1998
                                        ----        ----        ----        ----

Revenues                              $ 18,720    $ 22,552    $ 40,034    $ 64,073

Cost of revenues                        12,658      16,011      27,875      47,858
                                      --------    --------    --------    --------
Gross profit                             6,062       6,541      12,159      16,215
Selling, general and administrative
  expenses                               5,522       8,065      13,732      24,497
                                      --------    --------    --------    --------
Income (loss) from operations              540      (1,524)     (1,573)     (8,282)
Other income (expense):
  Interest expense                        (222)        (57)       (412)       (385)
  Interest income                           63         216         327         926
                                      --------    --------    --------    --------
Income (loss) before income taxes          381      (1,365)     (1,658)     (7,741)
Income tax expense (benefit)               129        --          --          (975)
                                      --------    --------    --------    --------
Net Income (loss)                     $    252    $ (1,365)   $ (1,658)   $ (6,766)
                                      ========    ========    ========    ========
Diluted net loss per share            $    .02    $   (.07)   $   (.12)   $   (.37)
                                      ========    ========    ========    ========


See accompanying notes.

                         PRT Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30

                                               1997          1998
                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES        $ (1,658)   $ (6,766)
Net loss
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization               1,206       3,556
   Amortization of debt discount                 231          --
   Provision for doubtful accounts               280         441
   Deferred income taxes                        (297)        124
   Change in foreign exchange rate                11          --
   Changes in operating assets and
     liabilities:
     Accounts receivable                      (9,384)     (2,578)
     Prepaid expenses and other current         (733)       (158)
      assets
     Other assets                               (261)       (119)
     Accrued compensation                      1,241        (652)
     Accounts payable and other accrued
      expenses                                 2,331      (1,957)
     Deferred revenue                            347        (283)
                                            --------    --------
 Net cash used in operating activities        (6,686)     (8,392)
                                            --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed assets                    (5,092)     (4,408)
 Proceeds from sale of marketable
  securities                                      --      14,622
 Purchase of net assets of ACT, net of
  cash acquired                                   --     (12,944)
 Purchase of net assets of ISPI, net of
  cash acquired                                   --      (2,704)
 Purchase of CMR, net of cash acquired        (2,693)         --
                                            --------    --------
 Net cash used in investing activities        (7,785)     (5,434)
                                            --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                       --      (1,265)
 Borrowing under line of credit                3,850          --
 Repayments under line of credit                (850)       (297)
 Advances received from client                   632          --
 Deferred registration fee                      (145)         --
 Exercise of stock options                        82         331
 Principal payments under capital lease
  obligations                                   (240)       (422)
                                            --------    --------
 Net cash provided by (used in) financing
  activities                                   3,329      (1,653)
                                            --------    --------


 Net decrease in cash and equivalents        (11,142)    (15,479)
 Cash and equivalents at beginning of
  period                                      14,856      29,499
                                            --------    --------
 Cash and equivalents at end of period      $  3,714    $ 14,020
                                            ========    ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
 Interest paid                              $    114    $    385
                                            ========    ========
 Income taxes paid                          $    213    $    191
                                            ========    ========
 NONCASH FINANCING ACTIVITIES
 Acquisition of fixed assets through
  capital leases                            $    724    $    291
                                            ========    ========


See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1) Basis of Presentation

         The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in PRT Group Inc. ("the Company") Annual Report on form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

(4) Acquisitions and Pro-Forma Financial Information

         On July 1, 1997, the Company consummated the purchase of all the issued and outstanding capital stock of Computer Management Resources, Inc. ("CMR"), a Connecticut corporation, for approximately $6.3 million. On January 31, 1998, the company purchased substantially all of the assets of Advanced Computing Techniques, Inc. ("ACT"), a Connecticut corporation, for $12.9 million in cash. On April 15, 1998 the company consummated the purchase of substantially all the assets of Institute for Software Process Improvement, Inc. ("ISPI"), a Pennsylvania corporation, for $2.7 million in cash. These acquisitions have been accounted for by the purchase method of accounting and their results have been included in the Company's financial statement from the date of acquisition.

         The following unaudited pro-forma financial information shows the results of operations for the nine months ended September 30, 1998 and 1997 assuming consummation of the CMR, ACT and ISPI acquisitions had occurred at the beginning of the periods presented.

                                                                  Nine Months
                                                                  -----------
                                                               Ended September 30
                                                               ------------------
                                                                1998        1997
                                                                ----        ----
                  Revenues                                     $65,978    $55,696
                  Net Loss                                     $(6,888)   $(1,683)
                  Basic and diluted loss per share             $  (.38)   $  (.09)


(5) Litigation

         The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed on September 16, 1998 in the United States District Court for the Southern District of New York, captioned Steinberg V. PRT Group Inc., Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, 98 Civ 6550. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 31, 1997 through March 5, 1998. The complaint asserts that defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper.

         The Company has retained counsel for itself and the named officers and directors. The Company believes the complaint is without merit and intends to vigorously defend itself against the lawsuit.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue. Revenues increased approximately 21% to $22.6 million in the third quarter of fiscal year 1998 from $18.7 million in the third quarter of fiscal year 1997. Revenues increased to $64.1 million in the first nine months of 1998 as compared to $40.0 million in the first nine months of 1997, representing growth of 60.0%. This growth in revenue is primarily attributable to increases in the size of the Company's IT professional workforce, expansion of the Company's Software Engineering Center ("SEC") operations, additional services provided to existing clients and, additional revenue obtained from the acquisition of Computer Management Resources, Inc. in July 1997, Advanced Computer Techniques, Inc. in January 1998, and the Institute For Software Process Improvement, Inc. on April 15, 1998. The number of IT professionals in the third quarter was (including subcontractors) 724 in comparison to 659 in the third quarter of 1997. Revenues from SECs increased to $8.5 million for the third quarter of fiscal year 1998 as compared to $6.0 million in the third quarter of fiscal year 1997. The significant amount of revenue growth versus consultants growth is due to the level of Y2K business in 3Q97 which constituted 26% of revenue. The increase in SEC revenue is primarily due to non-Y2K time and material projects. In the third quarter 1998 and 1997 Y2K business accounted for approximately 8% and 26% of revenue, respectively.



Cost of Revenues. Cost of revenue was 71.0% and 74.7% of revenues in the third quarter and first nine months of 1998, respectively, compared to 67.6% and 69.6% for the third quarter and first nine months of 1997, respectively. As a percent of revenue, cost of revenue increased during the 1998 three and nine months periods due principally to lower utilization of the Barbados Software Engineering Center in 1998 as well as the change in the mix of business from 1997 to 1998 where there was a significant amount of Y2K revenue that had a relatively lower cost of sales than PRT's staff augmentation business.



Gross Profit. For the reasons set forth above, gross profit was 29.0% and 25.3% in the third quarter and first nine months of 1998, respectively, compared to 32.4% and 30.4% for the third quarter and first nine months of 1997, respectively. As a percentage of revenues, gross profit decreased due to higher Y2K margin revenue last year which constituted approximately 26% of total revenue in that quarter and 10% of revenue year to date.



Selling, General and Administrative. Selling, general and administrative expenses for the third quarter of 1998 increased $2.5 million to $8.0 million as compared to $5.5 million in the third quarter of 1997. Selling, general and administrative expense as a percentage of revenue are 35.6% and 38.1% for the three and nine month periods ended September 30, 1998, respectively, compared to 29.5% and 34.3% for the three and nine month periods ended September 30, 1997, respectively. The increase in the third quarter is attributed to higher depreciation expense associated with the buildout of Hartford Software Engineering Center, and increased costs associated with the acquisitions of CMR, ACT, and ISPI. For the nine months, the increase is primarily associated with one-time charges of approximately $1.0 million taken in the first quarter of 1998 associated with severance expenses and termination of excess employee housing and related costs of approximately $2.5 million associated with the establishment of the Hartford Software Engineering Center.



Loss from Operations: For the reasons set forth above, loss from operations was (6.5%) and (12.8%) of revenues in the third quarter and first nine months of 1998, respectively, compared to income (loss) of 2.9% and (3.9%) for the comparable 1997 period.


LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital decreased to approximately $26.9 million at September 30, 1998 from $51.2 million at December 31, 1997. Cash and equivalents and marketable debt securities were $14.1 million at September 30, 1998 compared to $44.1 million at December 31, 1997. The primary uses of cash during the nine months ended September 30, 1998 were the funding of a net loss of $6.8 million, an increase of accounts receivable of $2.1 million, and acquisitions.

Investing activities used cash of approximately $5.4 million mostly attributed to additional purchase of property and equipment needed for the software development centers. In addition, the Company acquired substantially all of the assets of ACT for approximately $12.9 million and ISPI for $2.7 million in cash. Offsetting the use of cash were additional cash proceeds provided by the net sales of $14.6 million of short-term investments.

Net cash of $1.6 million was used primarily for repayment of debt and line of credit borrowings.

The Company anticipates that existing cash and cash equivalents will be adequate to meet its cash requirements for the next twelve months.

                           PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings.

         The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed on September 16, 1998 in the United States District Court for the Southern District of New York, captioned Steinberg V. PRT Group Inc., Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, 98 Civ 6550. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 31, 1997 through March 5, 1998. The complaint asserts that defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper.

         The Company has retained counsel for itself and the named officers and directors. The Company believes the complaint is without merit and intends to vigorously defend itself against the lawsuit.


ITEM 2. Change in Securities.
         None.

ITEM 3. Defaults Upon Senior Securities.
         None.

ITEM 4. Submission of Matters To A Vote of Security Holders.
         None.

ITEM 5. Other Information.
         None.

                           PART II. OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K.


Reports on Form 8-K

1. On April 15, 1998, the Company filed a Current Report on Form 8-K disclosing the acquisition of Institute For Software Process Improvement Inc. by the Company.

2. June 26, 1998, the Company filed a Current Report on Form 8-K setting forth certain pro-forma financial information with respect to the acquisition of Institute For Software Improvement Inc. by the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRT GROUP INC.



DATE _____________      BY ________________________________________
                            Douglas Mellinger
                            Chairman / Chief Executive Officer



DATE _____________      BY ________________________________________
                            Lowell Robinson
                            Executive Vice President, Finance &
                            Administration, Chief Financial Officer