Form 10-K
period 1998-12-31
PRT GROUP INC
filed 1999-03-30
CIK 1045560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-23315

                                 PRT GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-3914972
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
      342 MADISON AVENUE, 11TH FLOOR,
             NEW YORK, NEW YORK                                    10173
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 922-0800
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------       -----------------------------------------
  Common Stock, $.001 par value         Nasdaq NMS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of March 19, l999, was approximately $36,363,000.

    The number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1999 was approximately 18,245,571 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    There is incorporated herein by reference the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before March 31, 1999, in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     PRT was founded in 1989 to provide information technology ("IT") solutions and services internationally, primarily to Fortune 500-sized companies. PRT provides a number of services in three primary categories: Strategic Consulting, Project Solutions and Professional Services, also referred to as staff augmentation. These services include: application development and management, Internet/e-commerce, data warehousing, data mining, year 2000 renovation and testing and "Quality Journey" software quality management. PRT offers full life cycle software engineering solutions, for both client server and main frame systems, beginning with the understanding of the client's business issues and continuing through: (i) problem analysis, (ii) solution architecture and design, and (iii) coding, (iv) testing and (v) ongoing maintenance. Project solutions are rendered according to rigorous software engineering principles built upon the Software Engineering Institute ("SEI") capability maturity model ("CMM") and can be provided at a client location or at one of PRT's Software Engineering Centers ("SECs"). This life cycle approach, supported by strict software engineering principles embodied in the Company's Process Asset Library ("PAL") software engineering framework, a knowledge bank of processes, methodologies, tools and reusable work product developed by PRT, as well as an internal, independent software quality assurance function, allows the Company to provide high-quality, effective IT solutions. As of December 31, 1998, PRT employed or had subcontracting arrangements with over 867 personnel, including 698 IT professionals, of whom 110 were subcontractors. Approximately 50% worked in SECs.

     PRT offers its services to clients at their site or off-site. The Company has eleven offices in Connecticut, Illinois, Colorado, New York, Pennsylvania, Mumbai, formerly Bombay, India and Lausanne, Switzerland. In addition, the Company has SECs in Barbados, West Indies, Chennai, India and the Hartford, Connecticut area. SECs are the key sites where PRT's Project Solutions are designed, engineered, constructed, tested and supported in accordance with the PAL software engineering framework. Each SEC has a number of project teams dedicated to clients and separate quality assurance groups to ensure high-quality, cost-effective solutions. The SECs have common infrastructure, organizational units and human resource practices that are designed to allow projects and personnel to be shifted among the SECs to maximize utilization rates while meeting client requirements.

     PRT's Strategic Consulting services include management consulting, strategic IT planning, and "Quality Journey" software quality management strategies and implementations, in which PRT helps clients develop internal software engineering quality control mechanisms, processes and organizational units. PRT's Project Solutions services include application development and management such as custom application development, maintenance and production support, platform migrations and conversions, quality assurance and testing. Specialized Project Solution areas include Internet/e-commerce, data warehousing, data mining and year 2000 renovation and testing. Project solutions are rendered according to rigorous software engineering principles built upon the SEI CMM and can be provided at a client location or at one of PRT's SECs. PRT's Professional Services group offers team or individual staffing for a full spectrum of IT services, ranging from traditional systems analysis through testing to high value-added IT consulting and project management.

     PRT focuses its marketing efforts on large businesses, primarily Fortune 500-sized companies, with significant IT budgets and recurring software and maintenance development needs. PRT's client base includes companies primarily in the financial services, consumer products, communications and healthcare industries. The Company's five largest clients in the twelve months ended December 31, 1998, in alphabetical order, were Chase Manhattan Bank, N.A, J.P. Morgan & Co. Inc., Philip Morris Companies, Inc., Prudential Insurance Company of America and The Travelers Insurance Company.

     The Company's sales have increased to $85.6 million in 1998 from $13.9 million in 1994 representing a compound annual growth rate ("CAGR") of approximately 57.5%. For the twelve month periods ended December 31, 1998 and 1997, the Company's revenues were $85.6 million and $59.8 million, respectively, representing an increase of 43.1%.

THE IT SERVICES INDUSTRY

OVERVIEW

     Worldwide competition, heightened by deregulation, globalization and rapid technological advancement, is placing increasing demands on corporations to: (i) improve the quality of products and services, (ii) reduce costs and time to market of new products and services, (iii) improve operating efficiencies and
(iv) strengthen client relationships. The rapid rate of advancement in IT capabilities, as well as the greater complexities and costs to an organization of maintaining the IT function, is transforming the role of in-house IT department. The ability to integrate and deploy improved IT in a cost-effective manner has become critical to an organization's success. As a result, organizations are increasingly viewing the IT function as less of a support center and more as an integral component of corporate strategy.

     Faced with: (i) an increased strategic reliance on IT, (ii) a shortage of skilled IT personnel, (iii) escalating costs of maintaining in-house IT departments and (iv) an inability to effectively handle mass change issues, organizations are increasingly outsourcing IT functions to third-party vendors. Gartner Group, an independent research organization which provides information concerning the IT services industry, estimates that the market for IT services related to consulting, development, integration, management, education and training will reach $472 billion by 2002, representing an approximate CAGR of 16.7% from 1997 to 2002.

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

     Mass Change Problems. Substantial growth opportunities for IT services companies exist due to problems inherent in implementing mass changes to application systems and their associated databases. Examples of mass change problems include the Year 2000 problem, and the extension of the number of digits and other characters in zip codes, product codes and account numbers. The Gartner Group, an independent research organization which provides information concerning the IT services industry, has conservatively estimated that the worldwide cost to resolve the Year 2000 problem alone could be up to $300 billion and that the typical Fortune 100 company could spend up to $50 million for Year 2000 services.

     The need to fix these problems prior to the advent of the Year 2000 may cause these companies to reallocate IT spending from external to internal resources to in the latter part of 1999 and the beginning of 2000.

     Offshore Software Engineering. Due to the increasing shortage of qualified IT professionals in developed countries and the rising domestic costs of applications development and support, an increasing number of organizations are turning to offshore. Offshore software engineering offers a number of benefits, including lower costs and access to a larger pool of skilled IT professionals. India is widely acknowledged as the leader in offshore software engineering due to its large numbers of highly educated, lower cost, English-speaking IT professionals.

     Software Engineering Challenges. Software engineering organizations face a number of challenges in completing applications projects consistently, on-time and on-budget. The Standish Group, an independent research organization which provides information concerning the IT services industry, estimates approximately one-third of software engineering projects will be cancelled before completion and over one-half will have significant cost overruns. Because software engineering is plagued with these problems, standards and benchmarks, such as the Capability Maturity Model ("CMM") developed by the Software Engineering Institute at Carnegie Mellon University have been established. This model serves as a base to deliver, reliable, high-quality software solutions on-time and on-budget. The Company has achieved CMM Level 3 certification at its Barbados SEC and is driving to achieve this certification at its Hartford SEC.

     Internet Demand. With the growth in the use of the Internet, companies are increasingly seeking to improve their business practices through Internet-based solutions. Forrester Research, Inc., an independent research organization which provides information concerning the IT services industry, projects that the size of the worldwide Internet professional services market will grow from $2.4 billion in 1997 to $32.8 billion in 2002, a compound annual growth rate of 68.7%.

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

     Expand Strategic Solutions Offerings. PRT maintains active communication between its clients, its IT professionals, and leading industry research organizations, such as Gartner Group to understand the issues facing large scale, complex organizations. As trends are identified and researched, PRT leverages its core competencies to develop new solution capabilities it then markets to existing and potential clients. As an example, with the growth in the use of the Internet, companies are increasingly seeking to improve their business practices through Internet-based solutions. Forrester Research, Inc., an independent research organization which provides information concerning the IT services industry, projects that the size of the worldwide Internet professional services market will grow from $2.4 billion in 1997 to $32.8 billion in 2002, a compound annual growth rate of 68.7%. To meet this demand, PRT expanded it's Internet/e-commerce service offering to focus on four areas; Internet and intranet application development and legacy integration, procurement and transaction processing, mobile technology development and delivery, and technology outsourcing for venture capital funded Internet companies.

     In addition to Internet/Intranet technologies, PRT continues to develop it's capabilities in the following areas: (i) data mining (finding hidden patterns in vast databases), (ii) data warehousing (assembling massive amounts of data for aggregate analysis), (iii) client/server technologies, (iv) object-oriented technologies (development of reusable software object building blocks), (v) usability engineering (making computer interfaces more understandable and easier to use), (vi) decision support (ad hoc query, reporting and analysis capabilities that enable strategic decision making) tools from leading vendors such as SAS(R) Institute and (vii) software quality management (applying quality management techniques to improve the software development process).

     Replicate Software Engineering Centers. The Company intends to increase its investment in an integrated global network of onshore, near-shore and offshore SECs and offices to facilitate offsite development of high quality software on a cost effective basis. PRT opened its first SEC in September 1995, near-shore in Barbados, West Indies. A second SEC is located onshore in the Hartford, Connecticut area. The Company's SECs are directly linked by high-speed dedicated communications lines to all other PRT locations. Management believes the SECs will boost PRT's ability to leverage the capabilities of its workforce on behalf of its clients while maintaining the common PAL approach, regardless of the location of the SEC. In the first quarter of 1999, the company has opened a third SEC in Chennai, India.

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

     In addition, PRT's Barbados SEC achieved CMM Level 3 certification based on an independent assessment in November, 1997. According to Software Engineering Institute data, only approximately 18% of the over 700 organizations worldwide that have launched a process improvement program have achieved Level 3 certification and above. The CMM model consists of 5 levels of maturity, which mark increasing value in terms of predictability, control and effectiveness. A Level 3 assessment is known as "Defined" and indicates that software engineering processes are well defined, implemented effectively and consistently throughout an organization, while the infrastructure in the organization supports continuous learning and improvement of these processes.

     Emphasize Recruitment and Training of IT Professionals. PRT maintains active recruiting operations in the United States in New York, Connecticut, Pennsylvania, and Colorado, as well as in the Caribbean and India. The company also works with local recruiters in South Korea, the Phillippines and the United Kingdom. PRT continuously searches for new sources of experienced professionals and qualified graduates of educational institutions around the world. Many of PRT's non-U.S. employees seek opportunities that provide competitive compensation, career growth potential, intellectual challenge and diverse work locations. All newly graduated PRT SEC employees are trained on the PAL software engineering framework through a 12 week training program. In addition, all employees undergo continuous training as new technologies emerge and as the PAL software engineering framework is enhanced. As PRT replicates the SEC model in new locations, additional opportunities for geographic relocation and career advancement for PRT employees may arise. The Company believes this may provide a competitive advantage in attracting and retaining IT professionals.

PRT SERVICES OFFERED

OVERVIEW

     PRT's understanding of the IT marketplace has resulted in its development of capabilities in three primary categories: (i) Strategic Consulting, (ii) Project Solutions and (iii) Professional Services. The Company views its long-term success as dependent upon its ability to maintain and expand its relationships with its existing clients and attract new clients. PRT transfers strategic knowledge to clients while building long-term relationships through its service offerings, causing many clients to view PRT as an extension of their in-house IT organizations.

Strategic Consulting

     PRT works with its clients to develop a technological vision and IT services strategy that helps its clients achieve corporate objectives and enhance competitiveness. Because PRT is not limited to any particular product platform, technology or vendor, the Company brings valued objectivity to its clients when advising on technology assessment and selection. PRT's strategic consulting services include management consulting, strategic IT planning, and "Quality Journey" software quality management strategies and implementations, in which PRT helps clients develop internal software engineering quality control mechanisms, processes and organizational units.

Project Solutions

     PRT offers full life-cycle software engineering Project Solutions for both client server and mainframe systems. Project Solutions include application development and management services such as custom application development, maintenance, production support, platform migrations and conversions, and quality assurance and testing. Specialized Project Solution areas include Internet/e-commerce, data warehousing, data mining and Year 2000 renovation and testing. Project solutions are rendered according to rigorous software engineering principles built upon the SEI CMM and can be provided at a client location or at one of PRT's SECs.

Professional Services

     Due to the shortage of trained IT professionals, PRT's clients often lack the in-house personnel or skills necessary to accomplish IT objectives. PRT provides flexible Professional Services to fill short-and long-term or specialized technology skill set needs, generally providing qualified candidates generally within 48 to 72 hours of notification. For most of the Company's clients, PRT assigns an account management team comprised of a senior account manager, an account associate and a recruiting coordinator to provide responsive and timely service. In addition, in order to ensure consistency, quality and cost effectiveness, many organizations are limiting the number of outside IT consulting and staff augmentation firms they work with to certain preferred vendors. PRT serves as a preferred vendor to numerous clients including J.P. Morgan & Co. Inc., Philip Morris Companies Inc., The Prudential Insurance Company of America and Mass Mutual Life Insurance Company. The professional services business accounted for approximately 60% of revenue in 1998 and approximately 53% in 1997.

SOFTWARE ENGINEERING CENTERS

     SECs are the key sites where PRT Project Solutions are designed, engineered, constructed, tested and supported in accordance with the Company's PAL software engineering framework. Each SEC has a number of project teams dedicated to clients and separate quality assurance groups to ensure high-quality, cost-effective solutions. The SECs have common infrastructure, organizational units and human resource practices that allow projects and personnel to be shifted among the SECs to maximize utilization rates while meeting client requirements. The SECs accounted for approximately 35% of revenue in 1998 and approximately 30% in 1997.

     As a response to client demands, PRT has opened three SECs. In 1995, PRT determined that opening an SEC near-shore in Barbados, West Indies met all of its requirements, including: (i) access to trained IT professionals from around the world with no governmental limitations on work visas, (ii) a favorable wage structure, (iii) a low tax rate, (iv) a stable political and economic system with a currency fixed to the U.S. dollar, (v) a modern communications infrastructure, (vi) an English-speaking population, (vii) a convenient location with direct flight access from major United States and European cities (in the same time zone as many PRT clients) and (viii) an exceptional educational system.

     A second SEC was opened in the Hartford, Connecticut area in 1997 in response to a perceived increase in client demands for mainframe programming skills and Year 2000 services. The Hartford area affords the SEC access to a community of mainframe programmers and insurance industry expertise catering to the needs of the large corporations clustered in the northeast United States.

     The Company has opened a third SEC in Chennai, India in the first quarter of 1999. The Indian SEC affords the Company access to highly skilled, cost effective software engineers and programmers.

RECRUITING AND TRAINING

     PRT employs 26 recruitment personnel, including 21 in the United States and 5 in India. PRT makes use of a proprietary database with the resumes of approximately 50,000 IT professionals to aid in recruiting high-quality personnel to meet both Project Solutions and Professional Services needs in terms of skill set and geographic proximity. The Company selects staff based on appropriate technical skill levels and an assessment of work style compatibility with PRT and client management and staff.

     The Human Resources Department recruits IT professionals globally through traditional advertisements, the Internet, job fairs, networking through seminars, user group meetings, expositions and other forums where technical discussions and/or exhibitions take place. The group utilizes 12 different subcontractor firms and 10 finders to provide it with additional IT professionals when necessary. Additionally, the Company has a referral program providing rewards to PRT's internal staff for locating IT professionals.

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

     PRT currently has employment agreements with substantially all of its IT professionals that are employees as well as with all of the firms it uses to subcontract non-employee IT professionals. Each of the employment agreements contains covenants that the employee or subcontractor will not compete with the Company at the accounts to which the employee or subcontractor was introduced for a period of typically six to twelve months after termination of employment or subcontractor arrangement with PRT. The employment agreements also contain provisions as to the ownership by the Company of work product and confidentiality covenants which apply during and after employment with the Company.

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

     PRT generally employs a top-down approach to account penetration and development. The Company endeavors to establish contacts with Chief Executive Officers, Chief Information Officers and other senior management through professional contacts of PRT's senior management, referrals by the Company's Board of Directors and existing clients, and through client contacts who move to new employers. The Company has sales and account management locations in Connecticut, New York, Pennsylvania, Illinois, India and Switzerland and employs 27 sales and marketing personnel. Salespeople are compensated on a salary plus commission basis.

CLIENTS

     The Company serves clients in diverse industries which helps to mitigate cyclical effects in any one industry or market. The Company derives an additional level of diversification by working with many different operating divisions within a given client. As of December 31, 1998, the Company provided services to approximately 75 clients in a range of industries including, among others, financial services, consumer products, telecommunications and healthcare.

     The Company has historically derived, and expects in the future to derive, a significant percentage of its revenues from a relatively small number of clients. In 1998, approximately 58.1% of the Company's revenue was derived from its five largest clients with one client accounting for approximately 25.6% of revenues. In 1997, approximately 78.6% of the Company's revenue was derived from its five largest clients, with one client accounting for approximately 30.3% of revenues.

     For the year ended December 31, 1997, The Prudential Insurance Company of America, J.P. Morgan & Co. Inc. and Philip Morris Companies Inc., and for the year ended December 31, 1998, J.P. Morgan & Co. Inc., and The Prudential Insurance Company of America each accounted for over 10% of PRT's revenues.

CERTAIN ACQUISITION TRANSACTIONS

ADVANCED COMPUTING TECHNIQUES, INC. ("ACT")

     Effective January 31, 1998, PRT acquired substantially all of the assets of ACT, headquartered in Glastonbury, Connecticut, for an aggregate purchase price of approximately $13.0 million. ACT provided IT software engineering and staffing solutions on the East Coast through its staff of approximately 175 experienced consultants, ACT provided a wide range of IT solutions and professional services to Fortune 500-sized companies. ACT's operations are now part of the Company's Professional Services and Project Solutions groups.

INSTITUTE FOR SOFTWARE PROCESS IMPROVEMENT ("ISPI")

     Effective April 15, 1998, PRT acquired substantially all of the assets of ISPI headquartered in Pittsburgh, Pennsylvania for an aggregate purchase price of approximately $2.7 million. ISPI provides comprehensive quality management and process improvement services, with an emphasis on the software engineering CMM including, consulting and implementation support, software engineering training and mentoring and assessments and evaluations through its staff of approximately 20 experienced consultants.

COMPETITION

     The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of PRT include "Big Five" accounting firms, software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms as well as internal IT staff of PRT's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value.

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that its success and ability to compete is dependent upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements with its employees, subcontractors, key suppliers and customers and other measures to establish and protect its technology and other proprietary rights. The Company does not have any patents. The Company has copyright protection with respect to certain of its proprietary software, its Web site and certain marketing materials. In addition, the laws of some foreign countries may not permit the protection of the Company's proprietary rights to the same extent as the laws of the United States. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued software development and maintenance needs of its proprietary systems and technology, and brand name recognition are more important to establish and maintain a leadership position and strengthen its brand.

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

ITEM 2.  PROPERTIES

     The Company leases all of its facilities, consisting of approximately 135,000 square feet of space in 11 locations. PRT currently operates in four types of facilities: (i) SECs, (ii) sales and account management offices, (iii) training and recruiting centers and (iv) administration and operations offices in New York, New York, the Hartford, Connecticut area and Hawthorne, New York. PRT has sales and account management offices located in Connecticut, New York, Pennsylvania, Illinois and Colorado. Currently, the Company operates three SECs, located in Barbados, West Indies; Chennai, India, and in the Hartford, Connecticut area. The Company also operates a recruiting and training center in Mumbai, India. The Company expects that additional space may be required as it expands its business and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Steinberg v. PRT Group Inc., Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, 98 Civ 6550. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper.

     The Company has retained counsel for itself and the named officers and directors. The Company intends to vigorously defend itself against the lawsuit.

     In the normal course of business, various claims may be made against the Company. At this time, in the opinion of management, there are no pending claims, aside from the above mentioned shareholder suit, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PRTG." The Common Stock commenced trading on Nasdaq on November 20, 1997 in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $13.00 per share (the "Offering").

     Set forth below are the high and low sales prices for shares of the Common Stock commencing November 20, 1997:

FISCAL PERIOD                                                 HIGH      LOW
-------------                                                ------    ------
1997
November 20, 1997 through December 31, 1997................  $21.00    $11.00
1998
First Quarter..............................................   20.19      9.56
Second Quarter.............................................   12.00      8.75
Third Quarter..............................................   11.63      3.88
Fourth Quarter.............................................    3.50      2.63

     The number of stockholders of record of the Common Stock as of March 19, 1999 was approximately 2,277 based on transfer agent reports; the closing price of the Common Stock on Nasdaq on March 19, 1999 was $3.00.

     During the years ended December 31, 1997, 1996 and 1995, the Company declared dividends of $724,000, $0 and $0, respectively. The 1997 dividends represented dividends paid to the former holders of the Company's Series A Convertible Preferred Stock (the "Convertible Preferred Stock") and distributions paid to the former holder of certain of the Company's Unit Warrants (as hereinafter defined) at the time of the Company's initial public offering. (See below, Note 6 to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.) At the time of consummation of the initial public offering of the Company's Common Stock, the Convertible Preferred Stock and Unit Warrants were converted into shares of Common Stock and are no longer outstanding. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In Thousands, Except Per Share Data)

                                                          YEARS ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1994         1995         1996         1997         1998
                                       ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $   13,876   $   20,346   $   23,801   $   59,816   $   85,607
Cost of revenues.....................      10,851       15,594       17,965       40,898       64,096
                                       ----------   ----------   ----------   ----------   ----------
Gross profit.........................       3,025        4,752        5,836       18,918       21,511
Selling, general and administrative
  expenses...........................       2,572        4,110        9,235       19,332       34,214
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) from operations........  $      453   $      642   $   (3,399)  $     (414)  $  (12,703)
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss)....................  $      251   $      115   $   (3,269)  $     (553)  $  (12,040)
                                       ==========   ==========   ==========   ==========   ==========
Basic and Diluted income (loss) per
  share..............................  $     0.02   $     0.01   $    (0.23)  $     (.04)  $     (.66)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common shares and
  equivalents outstanding............  14,511,359   14,469,691   14,310,155   14,728,087   18,213,252
                                       ==========   ==========   ==========   ==========   ==========

                                                                DECEMBER 31
                                             -------------------------------------------------
                                              1994      1995      1996       1997       1998
                                             ------    ------    -------    -------    -------
BALANCE SHEET DATA:
Working capital............................  $  564    $1,277    $13,923    $51,253    $23,577
Total assets...............................   3,595     4,860     23,960     75,914     62,782
Total stockholders' equity (deficit).......     666       781     (2,081)    64,089     52,387

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

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

                                                      YEARS ENDED DECEMBER 31
                                                      -----------------------
                                                      1996     1997     1998
                                                      -----    -----    -----
Revenues............................................  100.0%   100.0%   100.0%
Cost of Revenues....................................   75.5     68.4     74.9
Gross Profit........................................   24.5     31.6     25.1
SG&A................................................   38.8     32.3     39.9
                                                      -----    -----    -----
Loss from operations................................  (14.3)%   (0.7)%  (14.8)%
                                                      =====    =====    =====

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Revenues. Revenues increased approximately 43.1% to $85.6 million in fiscal year 1998 from $59.8 million in fiscal year 1997. This growth in revenue is primarily attributable to acquisitions as well as increased business from a major insurance client and the ramp-up of a new pharmaceutical client in the second half of 1998. The number of IT professionals (including subcontractors) remained essentially flat year over year at 698 consultants. Revenues from SECs increased to $29.3 million for the year ended December 31, 1998 from $19.9 million for the comparable period in 1997. For the year ended December 31, 1998 and 1997, revenues generated from two clients who are also stockholders were approximately $12.8 million and $18.1 million and $21.9 million and $13.7 million, respectively for these clients. The decrease from 1997 to 1998 is associated with the completion of Y2K projects.

     Cost of Revenues. Cost of revenues increased approximately 56.7% to $64.1 million in fiscal year 1998 from $40.9 million for the comparable period in 1997. As a percentage of revenues, cost of revenues increased to approximately 74.9% in fiscal year 1998 from approximately 68.4% for fiscal year 1997. In 1998, the increase in cost of revenues as a percentage of revenues reflects lower than anticipated utilization levels in PRT's Barbados and Hartford SEC's, as well as a lower percentage of revenue in the higher margin Y2K work.

     Gross Profit. For the reasons set forth above, gross profit decreased as a percentage of revenues to approximately 25.1% for the fiscal year 1998 from 31.6% for the comparable period in 1997.

     SG&A Expenses. SG&A expenses increased approximately 77.0% to $34.2 million in fiscal year 1998 from $19.3 million for the comparable period in 1997. As a percentage of revenues, SG&A expenses increased to approximately 39.9% in fiscal year 1998 from approximately 32.3% for the comparable period in 1997. The increase in SG&A expenses is a function of (i) severance expenses and termination of excess employee housing in Barbados (ii) overhead from the ACT and ISPI acquisitions; (iii) build out and expansion of the Hartford SEC; (iv) write-off of certain receivables and assets.

     Loss from Operations. For the reasons set forth above, loss from operations for fiscal year 1998 was $12.7 million compared to a loss of $414,000 in the comparable period in 1997. As a percentage of revenues, the loss from operations for the fiscal year 1998 was (14.8)% compared to approximately (.7%) in the comparable period in 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Revenues. Revenues increased approximately 151.3% to $59.8 million in fiscal year 1997 from $23.8 million in fiscal year 1996. This growth in revenue is primarily attributable to increases in the size of the Company's IT professional workforce, expansion of the Company's SEC operations, additional services provided to existing clients and, to a lesser extent, increases in billing rates. The number of IT professionals (including subcontractors) increased to 693 on December 31, 1997 from 308 as of December 1996. Revenues from SECs increased to $19.9 million for the year ended December 31, 1997 from $3.5 million for the comparable period in 1996. For the year ended December 31, 1997 and 1996, revenues generated from a client who is also a stockholder were approximately $18.1 million and $4.0 million, respectively.

     Cost of Revenues. Cost of revenues increased approximately 127.2% to $40.9 million in fiscal year 1997 from $18.0 million for the comparable period in 1996. As a percentage of revenues, cost of revenues decreased to approximately 68.4% in fiscal year 1997 from approximately 75.5% for fiscal year 1996. The increase in cost of revenues is primarily attributable in increases in the number of the Company's IT professionals. In 1997, the decrease in cost of revenues as a percentage of revenues reflects: (i) the continued expansion of the Company's SECs, (ii) the continued strategic shift of its business toward higher-margin service offerings and (iii) higher utilization rates at the Company's SECs in 1997.

     Gross Profit. For the reasons set forth above, gross profit increased approximately 224.2% to $18.9 million for fiscal year 1997 from $5.8 million for the comparable period in 1996. As a percentage of revenues, gross profit increased to approximately 31.6% for the fiscal year 1997 from 24.5% for the comparable period in 1996.

     SG&A Expenses. SG&A expenses increased approximately 109.3% to $19.3 million in fiscal year 1997 from $9.2 million for the comparable period in 1996. As a percentage of revenues, SG&A expenses decreased to approximately 32.3% in fiscal year 1997 from approximately 38.8% for the comparable period in 1996. The increase in SG&A expenses resulted from (i) the continued expansion of the Company's sales and account management efforts, (ii) further enhancements of the Company's SECs, (iii) depreciation of infrastructure, (iv) increased telecommunications costs, (v) addition of management personnel and (vi) other corporate overhead cost increases necessary to support the Company's continued and anticipated revenue growth.

     Loss from Operations. For the reasons set forth above, loss from operations for fiscal year 1997 was $414,000 compared to a loss of $3.4 million in the comparable period in 1996. As a percentage of revenues, the loss from operations for the fiscal year 1997 decreased to (.7)% compared to approximately (14.3%) in the comparable period in 1996.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly operation information for the most recent eight quarters ending with the quarter ended December 31, 1998. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

                                                                THREE MONTHS ENDED
                                 ---------------------------------------------------------------------------------
                                 MAR 31,   JUNE 30,   SEPT 30,   DEC 31,   MAR 31,   JUNE 30,   SEPT 30,   DEC 31,
                                  1997       1997       1997      1997      1998       1998       1998      1998
                                 -------   --------   --------   -------   -------   --------   --------   -------
STATEMENT OF INCOME DATA:
Revenues.......................  $ 9,039   $12,275    $18,720    $19,782   $18,852   $22,669    $22,552    $21,534
Cost of revenues...............    6,621     8,596     12,658     13,023    15,317    16,530     16,011     16,238
                                 -------   -------    -------    -------   -------   -------    -------    -------
Gross Profit...................    2,418     3,679      6,062      6,759     3,535     6,139      6,541      5,296
SG&A...........................    3,838     4,372      5,522      5,600     8,701     7,731      8,065      9,717
                                 -------   -------    -------    -------   -------   -------    -------    -------
Income (loss) from
  operations...................  $(1,420)  $  (693)   $   540    $ 1,159   $(5,166)  $(1,592)   $(1,524)   $(4,421)
                                 =======   =======    =======    =======   =======   =======    =======    =======
AS A PERCENTAGE OF REVENUE:
Revenues.......................    100.0%    100.0%     100.0%     100.0%    100.0%    100.0%     100.0%     100.0%
Cost of revenues...............     73.2      70.0       67.6       65.8      81.2%     72.9%      71.0%      75.4%
                                 -------   -------    -------    -------   -------   -------    -------    -------
Gross profit...................     26.8      30.0       32.4       34.2      18.8      27.1       29.0       24.6
SG&A...........................     42.5      35.6       29.5       28.3      46.2      34.1       35.8       45.1
                                 -------   -------    -------    -------   -------   -------    -------    -------
Income (loss) from
  operations...................    (15.7)%    (5.6)%      2.9%       5.9%    (27.4)%    (7.0)%     (6.8)%    (20.5)%
                                 =======   =======    =======    =======   =======   =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     In November 1997, the Company consummated their initial public offering ("IPO") and realized approximately $44,826,000 upon the sale of 3,850,000 shares of common stock.

     The Company's working capital decreased to $23.6 million at December 31, 1998 from $51.3 million at December 31, 1997. Cash and equivalents and marketable debt securities were $15.4 million at December 31, 1998 compared to $44.1 million at December 31, 1997. The primary uses of cash during the years ended December 31, 1998 were to fund a net loss of $12.1 million, a decrease of accounts receivable of $1.8 million, offset by an increase in accrued compensation, accounts payable and accrued expenses of $1.8 million. Cash and equivalents of $5.2 million were used to purchase additional fixed assets during fiscal year ended December 31, 1998. In addition, the Company purchased the net assets of ACT and ISPI for approximately $13.0 million and $2.7 million, respectively, in 1998. For the year ended December 31, 1998, the Company used $1.1 million in cash from financing activities, primarily relating to the repayment of debt.

     The Company's working capital increased to $51.3 million at December 31, 1997 from $13.9 million at December 31, 1996. Cash and equivalents and marketable debt securities were $44.1 million at December 31, 1997 compared to $14.9 million at December 31, 1996. The primary uses of cash during the years ended December 31, 1997 were to fund a net loss of $553,000, an increase of accounts receivable of $9.4 million, offset by an increase in accrued compensation, accounts payable and accrued expenses of $3.3 million. Cash and cash equivalents of $6.9 million were used to purchase additional fixed assets during fiscal year ended December 31, 1997. For the year ended December 31, 1997, the Company generated $44.6 million in cash from financing activities. The primary source of cash was $44.9 million generated from the Company's IPO.

     On February 9, 1998, the Company announced that it expects first quarter 1999 revenue to be below fourth quarter 1998 revenue due to the decrease in revenue from its Solutions Business in Barbados and decrease in number of consultants in its Professional Service Group. The Company expects to reduce the number of consultants at the Barbados Software Engineering Center by 25 and the number of support staff by 13. The Company expects to record a charge of $2-3 million in the 1999 first quarter primarily related to the work force and administrative support reductions and the recruitment of the new President/Chief Operating Officer as well as new sales people.

     The Company anticipates that its primary uses of working capital in the near term will be the expansion of SECs, the development of new facilities and funding growth through acquisitions and otherwise, and the accounts receivable related thereto. The cash generated from working capital may not be adequate to fund such uses and accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or sale of equity securities resulting in further dilution to shareholders. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

     The Company opened a third SEC in Chennai, India during the first quarter of 1999. The Indian SEC affords the Company access to highly skilled, cost effective engineers and programmers

YEAR 2000 DISCLOSURE

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. As a result, those computer programs have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations. Causing disruptions of operation, including among other things a temporary inability to process transactions, send incorrect invoices or engage in similar normal business activities.

     The Company's internal computer information systems are substantially Year 2000 compliant. PRT Group implemented new application systems effective during 1998, to satisfy all finance, accounting, human resources, sales and recruiting requirements. All internal computer hardware, operating systems, utilities and tools have been tested and made compliant. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition.

     PRT's costs associated with Year 2000 compliance have been approximately $750,000 of which $525,000 was capitalized in relation to new application software purchased and $225,000 expensed as internal costs.

LITIGATION

     The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York, captioned Steinberg v. PRT Group Inc., Douglas K. Mellinger, Lowell R. Robinson, Gregory S. Mellinger and The Mellinger Group, 98 Civ 6550. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre- and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper.

     The Company has retained counsel for itself and the named officers and directors. The Company intends to vigorously defend itself against the lawsuit.

     In the normal course of business, various claims may be made against the Company. At this time, in the opinion of management, there are no pending claims, aside from the above mentioned shareholder suit, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RECRUITMENT AND RETENTION OF IT PROFESSIONALS

     The Company's business is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain IT consultants and IT sales professionals who possess the necessary technical skills and experience or can be trained to deliver the Company's services. Qualified IT consultants and IT sales professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that PRT will continue to have access to qualified IT and IT sales professionals, will be successful in retaining current or future IT professionals, or that the cost of employing and subcontracting such IT professionals will not increase due to shortages. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

INCREASING SIGNIFICANCE OF AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company will increase its investment in international operations over the next several years with an increasing percentage of its revenues generated by operations in countries outside of the United States. During the years ended December 31, 1996, 1997 and 1998, the percentage of revenue generated outside the United States was 15%, 29% and 21%, respectively. There were no revenues generated outside the United States prior to 1995. The Company's international operations depend greatly upon business, immigration and technology transfer laws in those countries and upon the continued development of the local technology infrastructure. As a result, the Company's business is subject to the risks generally associated with non-United States operations including, among other things: (i) unexpected changes in regulatory environments; (ii) difficulties in managing international operations; (iii) potential adverse foreign tax consequences, including impact upon repatriation of earnings; (iv) tariffs and other trade barriers and (v) political unrest and changing conditions in countries in which the Company's services are provided or facilities are located. In addition, although nearly all of the Company's foreign sales are payable in U.S. Dollars, there can be no assurance that of the Company's future contracts will be payable in U.S. Dollars; to the extent that the Company's future contracts are payable in foreign currencies, the Company could be exposed to fluctuations in currency exchange rates. Although the Company does not engage in currency hedging transactions, to date the Company has not sustained any foreign currency losses. If any of the above factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on the Company's business, operating results and financial condition.

     PRT has operated its Barbados SEC for approximately three years. PRT believes Barbados is one of the most stable countries in the Caribbean, has a long tradition of democracy and that the Company currently has good relations with the government of Barbados. While PRT (Barbados) Ltd. ("PRT Barbados") is an international business company under Barbadian law, PRT has negotiated special incentives with the Barbadian government including, among other things, certain advantageous tax rates, an exclusivity and non-compete agreement (which expires in 2000) and the ability to secure an unlimited number of employee work permits and visas. There is no guarantee that this relationship will continue or that these special incentives will not be curbed or eliminated. While the Company believes that the expiration of the non-compete agreement will not have a material adverse effect on PRT's business, operating results or financial condition, there can be no assurance that this will be the case. If the Barbadian government were to take any such action in the future, it could have a material adverse effect on the Company's business, operating results and financial condition.

     A significant element of the Company's business strategy is to continue to open and develop SECs, sales and account management offices and training and recruiting centers. PRT currently has a recruiting center in Mumbai, India and an SEC in Chennai, India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the IT industry. Certain of these benefits that could directly affect the Company include, among others: (i) tax holidays, (ii) liberalized import and export duties and (iii) preferential rules with respect to foreign investment and repatriation of earnings. Changes in the business, political or regulatory climate of India could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, although wage costs in India are significantly lower than in the United States and elsewhere for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the United States. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to political unrest. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED OPERATING HISTORY; LOSSES

     The Company has a limited operating history and has incurred losses from the year ended December 31, 1995 until the year ended December 1998. In order to operate profitably in the future, the Company must accomplish some of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients, (ii) develop and realize additional revenue sources and (iii) reduce costs of providing services. There can be no assurance that the Company will be successful in meeting these objectives or that the Company will be able to sustain profitability.

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

ABILITY TO SUSTAIN AND MANAGE GROWTH

     The Company's business has grown rapidly during the past several years due to the increased demand for its services from existing clients, the addition of new clients and the increased number of Company sales and account management offices and SECs. The Company's continued growth is dependent upon a number of factors, including, but not limited to: (i) the continued growth of the Barbados and Hartford area SECs; (ii) the ability to continue to replicate SECs in the future; (iii) the ability to cultivate additional business from existing clients; (iv) the ability to obtain new clients; (v) the ability to locate and hire IT professionals within new and existing markets; (vi) the continued identification and training of corporate personnel to staff new and recently opened or acquired sales and account management offices and SECs; (vii) the successful performance of recently opened or acquired offices, (viii) the ability to anticipate, acquire, master and exploit new technologies as they develop, (ix) the ability to anticipate the ramp-up rate of client projects and
(x) the ability to manage expenses in anticipation of expected project revenue ramp-up. There can be no assurance that recently opened or acquired offices will achieve and sustain any level of profitability or that the Company's historical revenue growth will continue. Further, the Company's rapid growth and expansion has placed and could continue to place a significant strain on the Company's management, personnel and resources. The Company's ability to continue to manage its growth successfully will require it to further enhance its management, financial and information systems and controls. Finally, the Company's management has no demonstrated experience in managing the Company during times of economic downturn, and there can be no assurance that management can maintain profitability or growth levels at such times. The failure to manage growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

CONCENTRATION OF REVENUES

     In fiscal year 1998, approximately 58% of the Company's revenues were derived from five clients with one client, Prudential Insurance Company of America, accounting for approximately 25% of the Company's revenues in 1998 and 30% of revenues in 1997. During fiscal year 1997, approximately 79% of the Company's revenues was derived from its largest five clients. J.P. Morgan accounted for approximately 23% of the Company's revenues in 1997 and 17% of the Company's revenues in 1996. Most of PRT's larger clients are comprised of a number of subsidiaries or divisions, each of which PRT considers to be a separate client because they make their own purchasing decisions. The loss of a significant client could have a material adverse effect on the Company's business, operating results and financial condition.

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

RELIANCE ON KEY PERSONNEL

     The Company's future success depends on the continued services of certain key management personnel, in particular, Douglas K. Mellinger, Chief Executive Officer, and Srinivasan Viswanathan, President of the Solutions Business and PRT Barbados, each of whom has entered into an employment agreement with PRT. While the Company retains a "key man" life insurance policy in the amount of $2.5 million on Mr. Mellinger, there can be no assurance that such amount would adequately compensate the Company for a loss of his services. In addition, the Company's continued growth depends on its ability to attract and retain capable management personnel. Failure to do so or the loss of either of Messrs. Mellinger or Viswanathan could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL DECREASES IN DEMAND FOR YEAR 2000 SERVICES

     In 1998 Year 2000 revenues were below 10% of the Company's total revenues. After the year 2000, the Company believes that demand for Year 2000 solutions will continue; however, such demand is expected to begin to diminish as many Year 2000 solutions are implemented and tested.

CONTRACT RISK

     Most of the Company's contracts are terminable by the client following limited notice and without significant penalty. In addition, each stage of a project often represents a separate contractual commitment at the end of which the client may elect to delay or not to proceed to the next stage of the project. While, to date, none of the Company's clients has terminated a material contract or materially reduced the scope of a large project, there can be no assurance that one or more of the Company's clients will not take such actions in the future. In the first quarter of 1999, the Company experienced a decrease in revenues from its solutions business performed in Barbados. As a result of this decrease in the Barbados SEC revenue, the Company expects to report a net loss for the first quarter of 1999. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on the Company's business, operating results and financial condition.

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

COMPETITION

     The Company experiences intense competition. The market for services such as those PRT offers is very broad and such services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, PRT. Additionally, in certain sectors of the Company's business, particularly Professional Services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to the Company, PRT's ability to compete effectively will increasingly depend upon the quality and price of its services. Competition could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATED TO POSSIBLE ACQUISITIONS

     The Company has expanded and expects to continue to expand its operations through the acquisition of additional businesses. See "Business -- Certain Acquisition Transactions." There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial expenses, delays or other operational or financial difficulty. Furthermore, acquisitions may involve a number of special risks, including, but not limited to: (i) diversion of management's attention, (ii) possible failure to retain key acquired personnel, (iii) unanticipated events or circumstances, (iv) risks of entering markets in which the Company has no or limited prior experience or (v) legal liabilities and amortization of acquired intangible assets. Client satisfaction or performance problems at a single acquired business could have a material adverse effect on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses will achieve anticipated financial performance. While the Company from time to time considers acquisition opportunities, it has no existing binding agreements, understandings or commitments to effect any material acquisition. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

UNITED STATES GOVERNMENT REGULATION OF IMMIGRATION

     The Company recruits employees from around the world. Some of these employees work in the United States under H-1B temporary work permits. As of December 31, 1998, approximately 12.6% of PRT's worldwide workforce was working under H-1B temporary work permits in the United States. Although, to date, PRT has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain H-1B work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the United States Immigration and Naturalization Service. Continued compliance with existing United States or foreign immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the United States or employees working under work permits in other countries, could increase the Company's cost of recruiting and retaining the requisite number of IT professionals which could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY RIGHTS

     In order to protect its proprietary rights in its various intellectual properties, the Company currently relies on copyrights, trade secrets and unpatented proprietary know-how which may be duplicated by others. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. As a signatory to the Berne Convention, an international treaty, the government of Barbados has agreed to recognize protections on copyrighted materials conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and Barbados are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of Barbados will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from Barbados to the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to deter unauthorized use and take appropriate steps to enforce its rights. In addition, the failure of such protective measures could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to PRT's technology. The Company presently holds no patents or registered copyrights. A competitor of the Company recently announced the filing with the United States Patent and Trademark Office of three patent applications relating to Year 2000 processes. The Company does not know the proprietary features of the processes covered by such patent applications since United States patent applications are not publicly available until the patents, if any, are issued. Although the Company believes that its intellectual property rights, including intellectual property rights licensed from third parties by the Company, do not infringe on the intellectual property rights of others, there can be no assurance that: (i) such a claim will not be asserted against the Company in the future, (ii) assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms or (iii) any of PRT's software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of the Company's competitors. The Company expects that the risk of infringement claims against the Company will increase if more of PRT's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

     As of March 19, 1999, the Mellinger family owned approximately 39.5% of the outstanding shares of Common Stock and effectively controlled the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

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

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     As of December 31, 1997, the Company had an aggregate of 18,229,063 shares of Common Stock and Non-Voting Common Stock outstanding, 4,600,000 of which were freely tradeable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 13,629,063 shares in the aggregate of Common Stock and Non-Voting Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. The Company and certain of the Company's stockholders have agreed not to offer, sell, contract to sell or otherwise dispose of, directly or indirectly, any shares of Common Stock, or any securities convertible into or Furthermore, on January 22, 1998 the Company filed a registration statement on Form S-8 registering 4,302,000 shares of Common Stock reserved for issuance pursuant to stock options granted, or to be granted, under the Company's Amended and Restated 1996 Stock Option Plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of PRT Group Inc. and Subsidiaries,
Exhibit 1.1 hereto, and the Independent Auditors' Report included therein, are each incorporated by reference herein as Exhibit 1.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before March 31, 1999 (the "1998 Proxy Statement").

     (b) The following table sets forth the executive officers of the Company and their ages as of December 31, 1998 (collectively, the "Management").

NAME                                   AGE                  POSITION WITH THE COMPANY
----                                   ---                  -------------------------
Douglas K. Mellinger(1)..............  34     Chairman and Chief Executive Officer
Srinivasan Viswanathan...............  48     President, PRT Barbados and President Solutions
                                              Business
Gregory S. Mellinger(1)..............  32     President, Professional Services Group, Secretary and
                                                Director
Lowell W. Robinson...................  49     Executive Vice President, Global Business Services
                                              and Chief Financial Officer
Greg D. Adams(2).....................  37     Senior Vice President, Finance

---------------
(1) Member of Company's Board of Directors

(2) Mr. Adams resigned from the Company as of April 1, 1999.

     Douglas K. Mellinger has been Chairman and Chief Executive Officer of PRT since 1989 and was President of PRT from September 1997 to February, 1998. Mr. Mellinger founded PRT Corp. of America, PRT's predecessor company, in August of 1989. Prior to starting PRT, Mr. Mellinger was the National and International Director of the Association of Collegiate Entrepreneurs. Mr. Mellinger is currently the International President of the Young Entrepreneurs' Organization and serves on the International Board of the Young Presidents' Organization. Mr. Mellinger graduated from Syracuse University in 1988 with a B.S. in Entrepreneurial Science.

     Srinivasan Viswanathan has been President of PRT Barbados since October 1995 and is President of the Company's Solutions Business. Mr. Viswanathan is responsible for all of PRT's SECs and Solutions Business. From January 1986 to October 1995, Mr. Viswanathan held various positions at Citicorp Overseas Software Limited, most recently as Chief Executive Officer. Mr. Viswanathan spent over seven years from April 1979 to January 1986 working with Tata Consulting Services in Mumbai, India. Mr. Viswanathan graduated from the Indian Institute of Management in Ahmedabad in 1977 with an M.B.A. and graduated from the Indian Institute of Technology in Madras in 1972 with a Bachelor of Technology in Electrical Engineering.

     Gregory S. Mellinger is President of PRT's Professional Services Group and responsible for M&A activities, and has been a Director of PRT since 1995 and an employee since 1992. Prior to working with PRT, Mr. Mellinger was a Combat Arms Officer in the United States Army. Mr. Mellinger graduated from the United States Military Academy at West Point in 1989 with a B.A. in History.

     Lowell W. Robinson has been Executive Vice President, Global Business Services and Chief Financial Officer of PRT since November 1997. Prior to joining PRT, Mr. Robinson was Executive Vice President and Chief Financial Officer at ADVO, Inc. since 1994. From 1991 to 1993, he was Vice President and Chief Financial Officer for The Traveler's Managed Care and Employee Benefits Operations. Mr. Robinson spent five years at Citicorp where he was Chief Financial Officer for Citicorp's Global Insurance and Capital Investments Divisions from 1988 to 1991. From 1986 to 1988, Mr. Robinson was Controller for Citicorp's

Consumer Services Group -- International. Prior to joining Citicorp, Mr. Robinson was Director of Finance and Operations from 1983 to 1986 for Uncle Ben's Inc., the domestic and international rice subsidiary of Mars, Inc. During 1973 to 1983, Mr. Robinson held senior financial positions at General Foods. Mr. Robinson graduated from the Harvard University Graduate School of Business Administration in 1973 with an M.B.A. and the University of Wisconsin in 1971 with a B.A. in Economics.

     Greg D. Adams has been the Senior Vice President, Finance, since October 1997. Mr. Adams was the Chief Financial Officer of PRT from May 1996 to October 1997. Prior to joining PRT, Mr. Adams was the Chief Financial Officer of the Blenheim Group Inc., a publicly held information technology exposition and conference management company from June 1994 to May 1996. Mr. Adams worked at KPMG Peat Marwick as a Senior Manager from August 1983 to May 1994 in New York and Australia in the areas of audit and business advisory services. Mr. Adams graduated from the College of William & Mary in 1983 with a B.B.A. in Accounting. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams resigned as of April 1, 1999.

     The Company announced on February 10, 1999, that they have commenced a search for a President and Chief Operating Officer. At this time, the Company also announced that Srinivasan Viswanathan has assumed the position of President of the Solutions Business and Gregory S. Mellinger will serve as President of the Professional Services Group.

     Except for Douglas K. Mellinger and Gregory S. Mellinger, who are brothers, there are no family relationships among any of the directors and executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption "Certain Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            See Index to Consolidated Financial Statements of PRT Group Inc. and Subsidiaries, Exhibit 1.1 hereto.

        (2) Financial Statement Schedules

            See Valuation and Qualifying Accounts.

        (3) Exhibits

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
2.1      Asset Purchase Agreement dated April 15, 1998 by and among
         PRT Group Inc., Institute for Software Process Improvement,
         Inc., a wholly-owned subsidiary of PRT, Timothy C. Kasse,
         Jeffrey R. Perdue and Institute for Software Process
         Improvement, Inc. (1)
2.2      Asset Purchase Agreement dated January 31, 1998 by and among
         PRT Group Inc. and Advanced Computing Techniques, Inc.,
         Daniel R. Walsh, Carol A. Anderson and Timothy R. Cyr. (2)
3.1      Employment Agreement of Lowell W. Robinson.

---------------------------

(1)      Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 15,
         1998. (File No. 0-23315)
(2)      Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January
         29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRT GROUP INC.

Date: March 19, 1999                                     By: /s/ DOUGLAS K. MELLINGER
                                                         ----------------------------------------------
                                                             Douglas K. Mellinger
                                                             Chairman of the Board and Chief Executive
                                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: March 19, 1999                                     By: /s/ DOUGLAS K. MELLINGER
                                                             ------------------------------------------
                                                             Douglas K. Mellinger
                                                             Chairman of the Board and Chief Executive
                                                             Officer

Date: March 19, 1999                                     By: /s/ LOWELL ROBINSON
                                                             ------------------------------------------
                                                             Lowell Robinson
                                                             Chief Financial Officer

Date: March 19, 1999                                     By: /s/ ESTHER DYSON
                                                             ------------------------------------------
                                                             Esther Dyson
                                                             Director

Date: March 19, 1999                                     By: /s/ MICHAEL ENTHOVEN
                                                             ------------------------------------------
                                                             Michael Enthoven
                                                             Director

Date: March 19, 1999                                     By: /s/ ROBERT P. FORLENZA
                                                             ------------------------------------------
                                                             Robert P. Forlenza
                                                             Director

Date: March 19, 1999                                     By: /s/ CRAIG D. GOLDMAN
                                                             ------------------------------------------
                                                             Craig D. Goldman
                                                             Director

Date: March 19, 1999                                     By: /s/ GREGORY S. MELLINGER
                                                             ------------------------------------------
                                                             Gregory S. Mellinger
                                                             Director

Date: March 19, 1999                                     By: /s/ ISAAC SHAPIRO
                                                             ------------------------------------------
                                                             Isaac Shapiro
                                                             Director

Date: March 19, 1999                                     By: /s/ IRWIN J. SITKIN
                                                             ------------------------------------------
                                                             Irwin J. Sitkin
                                                             Director

Date: March 19, 1999                                     By: /s/ JACK L. RIVKIN
                                                             ------------------------------------------
                                                             Jack L. Rivkin
                                                             Director

                                                                     EXHIBIT 1.1

      CONSOLIDATED FINANCIAL STATEMENTS OF PRT GROUP INC. AND SUBSIDIARIES

                                                                     EXHIBIT 1.1

                        PRT GROUP INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRT GROUP INC. AND SUBSIDIARIES
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1996, 1997 and 1998......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PRT Group Inc.

     We have audited the accompanying consolidated balance sheets of PRT Group Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRT Group Inc. and Subsidiaries at December 31, 1998 and 1997, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

February 4, 1999
New York, New York

                        PRT GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and equivalents......................................  $ 29,499    $ 14,772
  Marketable securities.....................................    14,622         609
  Accounts receivable, net of allowance of $334 in 1997 and
     $539 in 1998...........................................    14,211      14,639
  Deferred income taxes.....................................        11          --
  Prepaid expenses and other current assets.................     1,886       2,106
                                                              --------    --------
          Total current assets..............................    60,229      32,126
Fixed assets, net...........................................     8,738       9,936
Goodwill, net...............................................     6,615      20,504
Other assets................................................       332         216
                                                              --------    --------
          Total assets......................................  $ 75,914    $ 62,782
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accrued compensation......................................  $  3,479    $  3,610
  Accounts payable and other accrued expenses...............     4,344       3,972
  Current portion of capital lease obligations..............       400         456
  Deferred revenue..........................................       753         511
                                                              --------    --------
          Total current liabilities.........................     8,976       8,549
Deferred income taxes.......................................        44          --
Note payable................................................     2,000       1,000
Capital lease obligations, net of current portion...........       738         424
Deferred rent...............................................        67         422
                                                              --------    --------
          Total liabilities.................................    11,825      10,395
Commitments.................................................        --          --
Series A redeemable preferred stock, $0.01 par value;
  authorized -- 5,000,000 shares; none issued and
  outstanding at December 31, 1997 and 1998.................        --          --
Common stockholders' equity:
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 18,229,063 shares at
     December 31, 1997 and 18,245,571 shares at December 31,
     1998...................................................        18          18
  Additional paid-in capital................................    86,324      86,262
  Accumulated deficit.......................................   (21,853)    (33,893)
  Treasury stock, 67,090 common shares at December 31,
     1997...................................................      (400)         --
                                                              --------    --------
          Total common stockholders' equity.................    64,089      52,387
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 75,914    $ 62,782
                                                              ========    ========

See accompanying notes.

                        PRT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               1996       1997        1998
                                                              -------    -------    --------
Revenues....................................................  $23,801    $59,816    $ 85,607
Cost of revenues............................................   17,965     40,898      64,096
                                                              -------    -------    --------
Gross profit................................................    5,836     18,918      21,511
Selling, general and administrative expenses................    9,235     19,332      34,214
                                                              -------    -------    --------
Loss from operations........................................   (3,399)      (414)    (12,703)
Other income (expense):
  Interest expense..........................................     (254)      (577)       (455)
  Interest income...........................................       78        613       1,118
                                                              -------    -------    --------
Loss before income taxes....................................   (3,575)      (378)    (12,040)
Income tax expense (benefit)................................     (306)       175          --
                                                              -------    -------    --------
Net loss....................................................  $(3,269)   $  (553)   $(12,040)
                                                              =======    =======    ========
Basic net loss per share....................................  $  (.23)   $  (.04)   $   (.66)
                                                              =======    =======    ========

See accompanying notes.

                        PRT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                    (In thousands, except number of shares)

                                    COMMON STOCK       ADDITIONAL   RETAINED    CUMULATIVE                          COMPREHENSIVE
                                 -------------------    PAID-IN     EARNINGS    TRANSLATION   TREASURY                 INCOME
                                   SHARES     AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENT     STOCK      TOTAL        (LOSS)
                                 ----------   ------   ----------   ---------   -----------   --------   --------   -------------
Balance at December 31, 1995...  10,260,620    $10      $     5     $    769       $ --        $  (3)    $    781     $     --
  Net loss.....................          --     --           --       (3,269)        --           --       (3,269)      (3,269)
  Issuance of shares in
    connection with acquisition
    of minority interest in a
    subsidiary.................     526,880      1          642           --         --           --          643
  Retirement of treasury
    stock......................    (250,000)    --           (3)          --         --            3           --
  Purchase of treasury
    stock -- 67,090 shares.....          --     --           --           --         --         (400)        (400)
  Sale of common stock
    warrants...................          --     --          292           --         --           --          292
  Accretion of redeemable
    preferred stock............          --     --           --          (23)        --           --          (23)
  Dividends on redeemable
    preferred stock and common
    stock warrants.............          --     --           --          (94)        --           --          (94)
  Foreign currency translation
    adjustment.................          --     --           --           --        (11)          --          (11)         (11)
                                 ----------    ---      -------     --------       ----        -----     --------     --------
Balance at December 31, 1996...  10,537,500     11          936       (2,617)       (11)        (400)      (2,081)    $ (3,280)
                                                                                                                      ========
  Net loss.....................          --     --           --         (553)        --           --         (553)        (553)
  Exercise of stock options....      19,000     --           82           --         --           --           82
  Issuance of common stock for
    compensation...............       7,407     --          100           --         --           --          100
  Accretion of redeemable
    preferred stock............          --     --           --      (17,925)        --           --      (17,925)
  Dividends on redeemable
    preferred stock and common
    stock warrants.............          --     --           --         (758)        --           --         (758)
  Issuance of common stock in
    connection with acquisition
    of CMR.....................     119,181     --        1,430           --         --           --        1,430
  Issuance of common stock, net
    of issuance costs..........   3,850,000      3       44,919                                            44,922
  Exchange of subsidiary
    warrants...................          --     --          551           --         --           --          551
  Issuance of common stock in
    connection with exercise of
    common stock warrants......     936,365      1        3,524           --         --           --        3,525
  Conversion of redeemable
    preferred stock............   2,759,610      3       34,782           --         --           --       34,785
  Foreign currency translation
    adjustment.................          --     --           --           --         11           --           11           11
                                 ----------    ---      -------     --------       ----        -----     --------     --------
Balance at December 31, 1997...  18,229,063     18       86,324      (21,853)        --         (400)      64,089     $   (542)
                                                                                                                      ========
  Net loss.....................          --     --           --      (12,040)        --           --      (12,040)     (12,040)
  Exercise of stock options....      88,125     --          478           --         --           --          478
  Shares transferred into
    treasury...................          --     --           --           --         --          (44)         (44)
  Additional costs related to
    the initial public
    offering...................          --     --          (96)          --         --           --          (96)
  Retirement of treasury
    stock......................     (71,617)    --         (444)          --         --          444           --
                                 ----------    ---      -------     --------       ----        -----     --------     --------
Balance at December 31, 1998...  18,245,571    $18      $86,262     $(33,893)      $ --        $  --     $ 52,387     $(12,040)
                                 ==========    ===      =======     ========       ====        =====     ========     ========

See accompanying notes.

                        PRT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                               1996        1997        1998
                                                              -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(3,269)   $   (553)   $(12,040)
Adjustments to reconcile net loss to net cash used in
  operating activities net of business acquired:
  Depreciation and amortization.............................      424       1,988       4,688
  Compensation expense......................................       --         100          --
  Amortization of debt discount.............................      163         231          --
  Assets written off........................................       --          --         633
  Provision for doubtful accounts...........................       80         212         205
  Deferred income taxes.....................................     (475)        (56)        (33)
  Change in foreign exchange rate...........................      (11)         11          --
  Deferred rent.............................................       --          25         355
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (2,256)     (9,410)      1,770
     Prepaid expenses and other current assets..............     (111)     (1,456)       (172)
     Other assets...........................................       (8)       (245)        141
     Accrued compensation...................................    1,018       1,356        (347)
     Accounts payable and other accrued expenses............    1,722       1,961      (1,423)
     Deferred revenue.......................................      190         108        (460)
                                                              -------    --------    --------
Net cash used in operating activities.......................   (2,533)     (5,728)     (6,683)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets...................................   (2,123)     (6,855)     (5,193)
Purchases of marketable securities..........................       --     (14,622)       (108)
Sales of marketable securities..............................       --          --      14,121
Purchase of treasury stock..................................     (400)         --          --
Purchase of net assets of CMR, net of cash acquired.........       --      (2,750)         --
Purchase of net assets of ACT, net of cash acquired.........       --          --     (13,010)
Purchase of net assets of ISPI, net of cash acquired........       --          --      (2,745)
                                                              -------    --------    --------
Net cash used in investing activities.......................   (2,523)    (24,227)     (6,935)
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit.............................    2,488       3,850          --
Repayments under line of credit.............................   (2,623)     (3,850)         --
Advances received from client...............................    2,000         632          --
Repayment of note payable...................................       --          --      (1,182)
Issuance of common stock, net of issuance costs of
  $1,720,000................................................       --      44,922         (96)
Exercise of stock options...................................       --          82         478
Dividends paid..............................................       --        (852)         --
Issuance of preferred shares and common stock warrants, net
  of issuance costs of $1,277,000...........................   17,128          --          --
Principal payments under capital lease obligations..........     (187)       (186)       (309)
                                                              -------    --------    --------
Net cash provided by (used in) financing activities.........   18,806      44,598      (1,109)
                                                              -------    --------    --------
Net increase (decrease) in cash and equivalents.............   13,750      14,643     (14,727)
Cash and equivalents at beginning of period.................    1,106      14,856      29,499
                                                              -------    --------    --------
Cash and equivalents at end of period.......................  $14,856    $ 29,499    $ 14,772
                                                              =======    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $    92    $    275    $    307
                                                              =======    ========    ========
Income taxes paid...........................................  $   188    $    569    $    244
                                                              =======    ========    ========
NONCASH FINANCING ACTIVITIES
Acquisition of fixed assets through capital leases..........  $   713    $    732    $     39
                                                              =======    ========    ========

See accompanying notes.

                        PRT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1.  DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of PRT Group Inc. ("PRT"), incorporated in the State of Delaware in September 1996, and its wholly-owned subsidiaries, (collectively, the "Company"). The predecessor corporation to PRT (PRT Corp. of America) was incorporated in the State of New York in and merged into PRT on November 7, 1996. The merger was accounted for as a merger of entities under common control. PRT is a provider of information technology solutions including; Strategic Consulting, Project Solutions and Professional Services.

     The Company has sales and account management offices located in Connecticut, New York, Pennsylvania, Illinois, and Colorado; software development centers in Barbados, Connecticut and India; and a recruitment and training center in Mumbai, India. The Company's operation in Asia are not individually material and are included in foreign operations.

     In November 1997, the Company consummated their Initial Public Offering ("IPO") and realized approximately $44,826,000, net of issuance costs of $1,720,000, upon the sale of 3,850,000 shares of common stock. In addition, 750,000 shares were sold by existing shareholders. On December 23, 1997, an additional 140,000 shares were sold by existing shareholders upon exercise of the underwriter's over-allotment option.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Revenue from time and materials contracts are recognized during the period in which the related services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method. Cash payments received but unearned are recorded as deferred revenue.

  Principles of Consolidation

     The consolidated financial statements include the accounts of PRT and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Through October 1996, minority shareholders' proportionate share of the equity of the Company's consolidated subsidiaries and income and losses allocable to such minority interests in excess of their investments have been reflected in the consolidated statements of operations (see Note 8).

  Research and Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes costs incurred to develop new software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to expense. Research and software development costs of approximately $43,000 in 1997 have been expensed by the Company and are included in selling, general and administrative expenses.

     In 1997, the Company capitalized $160,000 of software development costs. During 1998, the Company determined that no future benefit would be derived from such assets and expensed the unamortized balance in 1998. No software development costs were capitalized in 1998.

  Fair Value of Financial Instruments

     The carrying values of financial instruments approximate their estimated fair value as a result of variable market interest rates and the short-term maturity of these instruments.

                        PRT GROUP INC. AND SUBSIDIARIES

  Cash and Equivalents and Marketable Securities

     Cash and equivalents includes all cash, demand deposits, money market accounts and debt instruments purchased with an original maturity of three months or less. Marketable securities are debt instruments purchased with a maturity of more than three months.

     The Company classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost, which approximates market value, in the accompanying consolidated balance sheets. The purchase cost of such securities is included in either cash and equivalents or marketable debt securities.

     The Company's investment in common stock is classified as trading securities and stated at fair market value. Gains and losses, both realized and unrealized, are included as a component of current earnings. Realized gains and losses are determined based on specific identification of securities sold.

  Fixed Assets

     Fixed assets are stated at cost and depreciation on furniture and equipment, computer equipment, and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

  Income Taxes

     The Company accounts for income taxes on the liability method. Under this method, deferred tax assets and liabilities are recognized with respect to the future tax consequences attributable to differences between the financial statement carrying values and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Goodwill

     Goodwill is being amortized over 20 years using the straight-line method. The Company systematically reviews the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made. Accumulated amortization was $190,000 and $1,188,000 as of December 31, 1997 and 1998 respectively.

  Net Income (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted income (loss) per share with basic and diluted income (loss) per share. Unlike primary income (loss) per share, basic income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income (loss) per share is very similar to the previously reported fully diluted income (loss) per share. All income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128

                        PRT GROUP INC. AND SUBSIDIARIES
requirements. In addition, the income (loss) per share amounts in the consolidated statements of operations have been computed in accordance with Staff Accounting Bulletin 83 and the revisions thereto pursuant to Staff Accounting Bulletin 98 of the Securities and Exchange Commission ("SEC"). Accordingly, in computing basic income (loss) per share, common stock, options and warrants issued at amounts below the public offering price within a twelve month period prior to the IPO of common stock have been reflected in a manner similar to a stock split or stock dividend. Loss per share for the years ended December 31, 1996, 1997 and 1998 excludes the effect of options to purchase common stock as their inclusion is antidilutive during each period.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivables. Concentrations of credit risk with respect to accounts receivables are limited due to the creditworthiness of customers comprising the Company's customer base. Management regularly monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

  Reclassifications

     Certain amounts in the Company's consolidated balance sheet at December 31, 1997 have been reclassified to conform to the current year's presentation.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of the Company's marketable securities, which are classified as cash equivalents and marketable securities (in thousands):

                                                                GROSS         GROSS       ESTIMATED
                                                              UNREALIZED    UNREALIZED     MARKET
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ---------
DECEMBER 31, 1997
CASH EQUIVALENTS:
  Commercial Paper...............................  $21,897        $--          $--         $21,897
  Corporate Obligations..........................    2,995         2            --           2,997
                                                   -------        --           ---         -------
                                                    24,892         2            --          24,894
MARKETABLE DEBT SECURITIES:
  Commercial Paper...............................  $14,622        --            --         $14,622
                                                   -------        --           ---         -------
          Total..................................  $39,514        $2           $--         $39,516
                                                   =======        ==           ===         =======
DECEMBER 31, 1998
CASH EQUIVALENTS:
  Commercial Paper...............................  $13,353        $--          $--         $13,353
MARKETABLE DEBT SECURITIES:
  Corporate Obligation...........................      502        --             1             501
  Common Stock...................................      152        --            44             108
                                                   -------        --           ---         -------
                                                   $   654        $--          $45         $   609
                                                   =======        ==           ===         =======
          Total..................................  $14,007        $--          $45         $13,962
                                                   =======        ==           ===         =======

                        PRT GROUP INC. AND SUBSIDIARIES

     All of the Company's investments in debt securities are classified as held-to-maturity and, at December 31, 1998, have scheduled maturities of less than one year. There were no gross realized gains or losses on sales of marketable securities during 1998 or 1997.

4.  FIXED ASSETS

     Fixed assets consist of the following (in thousands):

                                                              DECEMBER 31
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Furniture and equipment..................................  $ 3,612    $ 5,064
Computer equipment and software..........................    6,993      9,898
Leasehold improvements...................................      493        859
                                                           -------    -------
                                                            11,098     15,821
Less accumulated depreciation and amortization...........   (2,360)    (5,885)
                                                           -------    -------
                                                           $ 8,738    $ 9,936
                                                           =======    =======

     During 1998, the Company capitalized approximately $568,000 of costs related to the establishment of a new software testing service. In December 1998, the Company determined that the asset would provide no future benefit to the Company. As such, the Company expensed the unamortized asset balance, aggregating of $473,000.

     Fixed assets include assets under capital lease aggregating approximately $1,518,000 and $1,569,000 at December 31, 1997 and 1998, respectively. The accumulated amortization related to assets under capital leases is approximately $321,000 and $722,000 at December 31, 1997 and 1998, respectively.

5.  ADVANCE PAYABLE TO CLIENT

     On August 15, 1995, a subsidiary of the Company entered into an agreement with a client to perform services for which a cash advance of approximately $1,050,000 was received. During 1996, additional advances totaling approximately $2,000,000 were received. During 1997, additional advances totaling $632,000 were received and the repayment period was extended. No interest was payable on these outstanding advances. Repayment was to commence in February 1998 in nine equal monthly installments and to be credited to the client against actual monthly charges pursuant to the agreement.

     In connection with the 1996 advances, the subsidiary issued warrants that entitled the client to purchase approximately 24% of the total outstanding shares of such subsidiary on a fully diluted basis, for approximately $3,050,000, at any time between July 1996 and January 1999. In connection with the 1997 advance, additional warrants were granted, allowing the client to maintain their effective 24% interest in the subsidiary. The fair value of the 1996 and 1997 warrants was determined to be $496,000 and $55,000, respectively. Such amounts were recorded as a discount to the cash advances received and minority interest in the subsidiary. The fair value of the warrants was determined based upon the advances received and the loan rates available to the Company under its line of credit. The advances were being accreted up to the face value of $3,682,000 using the interest method over the period the advances were outstanding. For the years ended December 31, 1996 and 1997, the amount accreted was approximately $163,000 and $176,000, respectively.

     During the first quarter of 1997, the Company and the client agreed to, among other matters, exchange the subsidiary warrants for warrants to purchase 936,365 shares of PRT's Common Stock (the "JPMVC PRT Warrant") with an aggregate exercise price of $3,682,000. The JPMVC PRT Warrant was only exercisable by forgiveness of the amounts outstanding under the advances payable to the client in their entirety and was required to be exercised upon a consummation of an IPO. The exchange was consummated in September

                        PRT GROUP INC. AND SUBSIDIARIES

1997. Upon the consummation of the IPO in November 1997, the client exercised the warrant and the amounts outstanding under the advances payable to the client were forgiven.

6.  STOCKHOLDERS' EQUITY

  Non-Voting Common Stock

     Of the total shares of Common Stock issued and outstanding at December 31, 1997, 46,500 shares are non-voting. Each share of non-voting Common Stock is convertible into one share of Voting Common Stock at any time at the option of the holder.

  Stock Split

     In October 1996, the Company effected a five-for-one stock split of Common Stock. In addition, the Company amended its Certificate of Incorporation to increase its authorized shares of Common Stock from 200,000 to 5,000,000 shares with a par value of $0.01 per share. In August 1997, the Company effected a ten-for-one stock split of Common Stock and amended its certificate of incorporation to increase its authorized shares from 5,000,000 to 50,000,000 shares with a par value of $0.001 per share. All outstanding share amounts in the accompanying financial statements have been adjusted to reflect the aforementioned stock splits.

  Private Placement of Securities

     In November 1996, the Company issued 2,759,610 shares, after giving effect to the ten-for-one Common Stock split, of its Series A Redeemable Preferred Stock ("Convertible Preferred Stock") for a split-adjusted price of $6.56 per share and 486,310 Warrants (the "Warrants") for a split-adjusted price of $.60 per warrant in a private placement. The Company incurred approximately $1,277,000 of fees and related expenses in this transaction. The difference between the net proceeds received from the sale of the Convertible Preferred Stock and the liquidation value was being accreted over the earliest possible liquidation date via a charge to stockholders' equity.

  Series A Redeemable Preferred Stock

     The Convertible Preferred Stock was convertible into Common Stock of the Company at any time at the option of the holder or automatically upon the sale of the Company's Common Stock in a qualifying IPO, as defined. Upon a request by a holder of the Convertible Preferred Stock on or after November 21, 2002, the Company was to redeem the requested number of shares if not previously converted into shares of Common Stock. The redemption price was to be the greater of the liquidation value of $6.56 per share plus accrued dividends or the current market value, as defined, of the shares on the redemption date. Accordingly, the Company adjusted the value of the Convertible Preferred Stock to reflect the greater of the accreted value or the estimated fair value. The redemption obligation of the Convertible Preferred Stock ceased upon the consummation of the Company's IPO in November 1997, as the holders of the Convertible Preferred Stock agreed to exercise their rights to convert each share of outstanding Convertible Preferred Stock into one share of the Company's Common Stock. At the date of exercise the estimated fair value of the convertible preferred stock was approximately $34,785,000 based upon the IPO market price. As a result, $17,925,000 was recorded as a charge to retained earnings in 1997.

     Holders of the Convertible Preferred Stock were entitled to receive cumulative dividends at the annual rate of 4%. Such dividends were payable quarterly in cash if, as and when declared by the Company's Board of Directors or otherwise upon conversion of the Convertible Preferred Stock into Common Stock, redemption of the Convertible Preferred Stock or liquidation of the Company. Upon consumption of the IPO, dividends in arrears aggregating approximately $724,000 were paid.

                        PRT GROUP INC. AND SUBSIDIARIES

  Warrants

     The Warrants were designed to give the holder certain benefits that holders of the Company's Convertible Preferred Stock received. The Warrants entitled the holder to receive cumulative distributions at the annual rate of 4% of $65.62 (or $6.56 on a split-adjusted basis). These distributions were payable in cash, if as and when declared by the Board of Directors of the Company. Such distributions could be paid in cash or Common Stock at the Company's option upon the sale of the Company's Common Stock in an IPO or liquidation of the Company. A holder of a Warrant was entitled to receive shares of Common Stock upon an exercise only if the Company did not attain certain specified operating results in fiscal 1997, subject to further adjustment, as defined, or issued Common Stock or securities convertible or exchangeable for Common Stock at a price per share of less than $6.56 per share. Upon consummation of the IPO, these Warrants expired and were not converted into any shares of the Company's Common Stock. Upon consummation of the IPO, dividends in arrears of approximately $128,000 were paid.

  Stock Option Plan

     In June 1996, the Company established a Stock Option Plan (the "Option Plan") for officers, employees, consultants and non-employee directors to purchase shares of the Company's Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. At December 31, 1998, the Company had reserved 4,302,000 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

     The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The exercise price shall not be less than the fair market value of the Company's Common Stock at the date the option is granted. As such, the Company has not recorded compensation expense in connection with these awards. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediate vesting to five years.

     On December 15, 1998, the Company canceled substantially all options with exercise prices greater than $6.50 and replaced them with options having an exercise price of $2.75 per share, the fair market value at such date. The vesting period for the newly granted options remained consistent with the canceled options except for certain options which either vest upon the Company's stock price reaching certain goals or after seven years from the date of grant.

                        PRT GROUP INC. AND SUBSIDIARIES

     Activity in the Option Plan is summarized as follows (in shares):

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                     ----------    --------------
Granted in 1996....................................     517,600        $ 4.55
Exercised..........................................          --            --
Cancelled and expired..............................          --            --
                                                     ----------        ------
Outstanding at December 31, 1996...................     517,600        $ 4.55
Granted............................................   1,150,450        $12.42
Exercised..........................................     (19,000)         4.38
Canceled and expired...............................     (83,250)         7.68
                                                     ----------        ------
Outstanding at December 31, 1997...................   1,565,800        $10.22
Granted............................................   3,467,017        $ 8.05
Exercised..........................................     (88,125)         5.31
Canceled and expired...............................  (2,804,669)        12.65
                                                     ----------        ------
Outstanding at December 31, 1998...................   2,140,023        $ 3.68
                                                     ==========        ======
Exercisable at December 31, 1996...................      16,350
                                                     ==========
Exercisable at December 31, 1997...................     419,814
                                                     ==========
Exercisable at December 31, 1998...................     658,210
                                                     ==========
Available for grant at December 31, 1998...........   2,054,852
                                                     ==========

     The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $3.22, $8.75, and $8.05, respectively. At
December 31, 1998 there were 123,966, 93,297, and 440,947 of 1996, 1997 and 1998 options exercisable, respectively.

     Information regarding the options outstanding under the Option Plan at December 31, 1998 is as follows:

                  NUMBER OF    WEIGHTED-    WEIGHTED-                  WEIGHTED-
                   OPTIONS      AVERAGE      AVERAGE                    AVERAGE
   EXERCISE       CURRENTLY    EXERCISE    CONTRACTUAL     NUMBER      EXERCISE
 PRICE RANGE     OUTSTANDING     PRICE        LIFE       EXERCISABLE     PRICE
--------------   -----------   ---------   -----------   -----------   ---------
$2.75 - $ 2.75    1,642,299     $ 2.75      9.0 years      440,947      $ 2.75
$4.38 - $ 5.63      309,097     $ 4.58      7.7 years      123,966      $ 4.56
$9.50 - $12.00      188,627     $10.84      8.8 years       93,297      $12.00
                  ---------                                -------
                  2,140,023                                658,210
                  =========                                =======

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the

                        PRT GROUP INC. AND SUBSIDIARIES
date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

                                                           DECEMBER 31
                                                  -----------------------------
                   ASSUMPTION                      1996       1997       1998
                   ----------                     -------    -------    -------
Risk-free interest rate.........................     6.36%      6.28%      7.26%
Dividend yield..................................        0%         0%         0%
Volatility factor of the expected market price
  of the Company's common stock.................     .843       .843       .923
Average life....................................  5 years    5 years    5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended December 31, 1996, 1997 and 1998, pro forma net loss under SFAS 123 amounted to approximately $(3,511,000), $(3,974,000), and $(15,937,000), respectively. The pro forma net loss per share under SFAS 123 amounted to $(.24), $(.26), and $(.87) respectively, for the years ended December 31, 1996, 1997 and 1998, respectively.

7.  ACQUISITIONS

     Effective July 1, 1997, the Company purchased all of the issued and outstanding capital stock of Computer Management Resources, Inc. ("CMR") for approximately $6,294,000. CMR is a provider of information technology services. The excess of costs over net assets acquired, was approximately $6,180,000. The purchase price consisted of $2,864,000 in cash, 119,181 shares of the Company's Common Stock valued at such time at approximately $1,430,000, or $12.00 per share, and a promissory note in the principal amount of $2,000,000 (the "CMR Note"). The CMR Note, which is secured by a $1,000,000 letter of credit, bears interest at 9.75% per annum with the principal balance due no later than July 18, 2002. Payment of the CMR Note, in part or in full prior to its maturity, is subject to a prepayment premium, as defined. In 1998, the Company repaid $1,000,000 of the CMR note.

     On January 31, 1998, the Company purchased substantially all of the assets of Advanced Computing Techniques, Inc. ("ACT"), a Connecticut corporation, for approximately $13,010,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $12,129,000.

     On April 15, 1998, the Company consummated the purchase of substantially all the assets of Institute For Software Process Improvements, Inc. ("ISPI"), a Pennsylvania corporation, for approximately $2,745,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $2,758,000.

     The aforementioned acquisitions were accounted for by the purchase method of accounting and the results of operations are included in the Company's results of operations since the respective dates of acquisition.

     The table below sets forth the unaudited pro forma results of operations for the years ended December 31, 1997 and 1998 assuming consummation of the CMR, ACT, and ISPI acquisitions as of January 1, 1997 and 1998, respectively.

                        PRT GROUP INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31
                                                          -----------------------
                                                            1997          1998
                                                          ---------    ----------
Revenues................................................   $80,142      $ 87,441
Net loss................................................      (656)      (12,144)
Pro forma net loss per share............................   $  (.04)     $   (.67)

8.  ACQUISITION OF MINORITY INTERESTS

     In October 1996, the Company acquired in exchange for 421,500 shares of its Common Stock, the 20% interest in the outstanding shares of a subsidiary that was owned by a non-operating holding company that was owned by certain controlling stockholders of the Company. In addition, the Company acquired, in exchange for 105,380 shares of its Common Stock, the 5% interest in the outstanding shares of the subsidiary that were owned by the president of the subsidiary, who was not previously a stockholder of the Company.

     The Company recorded the Common Stock issued to the related entity at that entity's carrying value of its investment in the subsidiary of approximately $15,000. The Company recorded the Common Stock issued to the president of the subsidiary at the estimated value of $5.96 per share, or approximately $625,000, based on the price at which shares of the Company's Common Stock were sold by certain investors to third parties in November 1996 (see Note 6). At the time of this transaction, the subsidiary's liabilities exceeded the value of its tangible assets. This additional investment by the Company was attributable to goodwill and recorded as such in the accompanying consolidated financial statements.

9.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                           CURRENT    DEFERRED    TOTAL
                                                           -------    --------    -----
DECEMBER 31, 1996
U.S. Federal.............................................   $ 86       $(369)     $(283)
State and local..........................................     83        (106)       (23)
                                                            ----       -----      -----
                                                            $169       $(475)     $(306)
                                                            ====       =====      =====
DECEMBER 31, 1997
U.S. Federal.............................................   $194       $ (42)     $ 152
State and local..........................................     37         (14)        23
                                                            ----       -----      -----
                                                            $231       $ (56)     $ 175
                                                            ====       =====      =====
DECEMBER 31, 1998
U.S. Federal.............................................     --          --         --
State and local..........................................     33         (33)        --
                                                            ----       -----      -----
          TOTAL..........................................     33         (33)        --
                                                            ====       =====      =====

                        PRT GROUP INC. AND SUBSIDIARIES

     The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

                                                                  DECEMBER 31
                                                          ---------------------------
                                                           1996      1997      1998
                                                          -------    -----    -------
Computed "expected" tax expense (benefit)...............  $(1,215)   $(129)   $(4,093)
Nondeductible losses of foreign subsidiaries............      949      250      2,175
Valuation allowance relating primarily to U.S. net
  operating losses......................................       --       --      2,278
State and local income taxes, net of Federal income tax
  expense (benefit).....................................      (51)      15          0
Other...................................................       11       39       (360)
                                                          -------    -----    -------
                                                          $  (306)   $ 175         --
                                                          =======    =====    =======

     The Company has net operating loss carryforwards of approximately $5.7 million to offset future taxable income expiring in 2018.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              DECEMBER 31
                                                            ----------------
                                                            1997      1998
                                                            -----    -------
Deferred tax assets:
  Accounts receivable allowances..........................  $ 107    $    41
  Net operating loss carryforwards........................     37      2,497
  Amortization expense....................................     --         73
  Deferred rent expense...................................     --        164
  Other...................................................     --          7
                                                            -----    -------
Total gross deferred assets...............................    144      2,782
                                                            -----    -------
Deferred tax liabilities:
  Depreciation of fixed assets............................  $ (44)   $  (332)
  Prepaid expenses........................................   (133)      (172)
                                                            -----    -------
Total gross deferred liabilities..........................   (177)      (504)
                                                            -----    -------
Net deferred tax asset (liability)........................    (33)     2,278
Valuation allowance.......................................     --     (2,278)
                                                            -----    -------
Net deferred tax liability................................  $ (33)   $    --
                                                            =====    =======

10.  SIGNIFICANT CLIENTS

     Three clients accounted for 28%, 17% and 15% of total revenues for the year ended December 31, 1996. Three clients accounted for 30%, 23% and 12% of total revenues for the year ended December 31, 1997. Two clients accounted for 25% and 15% of total revenues for the year ended December 31, 1998.

11.  COMMITMENTS

     The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2001 with interest ranging from 10% to 15%. Future minimum lease payments relating to

                        PRT GROUP INC. AND SUBSIDIARIES
office space under noncancelable operating leases and future minimum capital lease payments as of December 31, 1998 are as follows (in thousands):

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
December 31:
  1999...................................................  $  559      $2,271
  2000...................................................     295       1,741
  2001...................................................      51       1,254
  2002...................................................      42       1,174
  2003...................................................      42         801
Thereafter...............................................      52         620
                                                           ------      ------
Total minimum lease payments.............................   1,041      $7,861
                                                                       ======
Less amount representing interest........................     161
                                                           ------
Present value of net minimum capital lease payments......     880
Less current installments of obligations under capital
  leases.................................................     456
                                                           ------
Obligations under capital leases, net of current
  installments...........................................  $  424
                                                           ======

     Rent expense was approximately $526,000, $1,380,000, and $2,278,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

12.  DEFERRED COMPENSATION PLAN

     The Company maintains a 401(k) plan (the "Plan") covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan members and is limited to the maximum amount that can be deducted for Federal income tax purposes. The Company is not required to make contributions to the Plan, however, employer contributions may be made on a discretionary basis. For the years ended December 31, 1996, 1997, and 1998, the Company recognized contributions of $42,000, $94,000, and $242,000, respectively.

13.  RELATED PARTY TRANSACTIONS

     Revenue generated from a client who is also a stockholder was approximately $4,000,000, $18,100,000, and $12,500,000 for the years ended December 31, 1996,
1997 and 1998, respectively.

     On April 30, 1998, the Company purchased a database of software engineering names and resumes from a partnership wholly-owned by the parents of the Company's Chairman and former Chief Operating Officer for approximately $300,000. The Company was paying a licensing fee of $60,000 annually to access the database.

     On May 1, 1998, the Company agreed to pay Forum Computer Services, Inc. ("Forum") a one time fee of $200,000 in lieu of all past or future unpaid finders fees relating to certain consultant contracts placed with Forum's marketing assistance. In exchange for this one time payment, Forum agreed to release the Company from all claims for finders fees related to these consultants. Forum is owned 57% by the father of the Company's Chairman and former Chief Operating Officer and 43% by a stockholder of the Company. Finders

                        PRT GROUP INC. AND SUBSIDIARIES
fees paid to Forum were approximately $388,000, $318,000 and $122,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

14.  GEOGRAPHIC AREAS

     The Company operates in one industry segment; providing information technology solutions to its clients. In addition to its domestic operations, which include the United States, the Company has operations in the West Indies and Asia. The Company's operations in Asia are not individually material and are included in foreign operations along with the West Indies.

     Geographic information is as follows (in thousands):

                                                              DECEMBER 31
                                      ------------------------------------------------------------
                                             1996                 1997                 1998
                                      ------------------   ------------------   ------------------
                                      DOMESTIC   FOREIGN   DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                      --------   -------   --------   -------   --------   -------
Total identifiable assets...........  $19,480    $ 4,480   $64,742    $11,172   $54,669    $ 8,113
                                      =======    =======   =======    =======   =======    =======
Revenues............................  $20,310    $ 3,491   $42,618    $17,198   $67,871    $17,736
                                      =======    =======   =======    =======   =======    =======
Income (loss) before income taxes...  $  (783)   $(2,792)  $   337    $  (715)  $(5,728)   $(6,312)
                                      =======    =======   =======    =======   =======    =======
Depreciation and amortization
  expense...........................  $   159    $   265   $   714    $ 1,274   $ 2,551    $ 2,137
                                      =======    =======   =======    =======   =======    =======
Capital expenditures................  $   976    $ 1,860   $ 2,998    $ 4,589   $ 4,685    $   547
                                      =======    =======   =======    =======   =======    =======

15.  LITIGATION

     The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed in the United States District Court for the Southern District of New York. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated certain sections of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper. The Company has retained counsel for itself and the named officers and directors. The Company intends to vigorously defend itself against the lawsuit.

     In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, aside from the above mentioned shareholder suit, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

                        PRT GROUP INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

COLUMN A                                           COLUMN B      COLUMN C      COLUMN D     COLUMN E
--------                                           ---------    ----------    ----------    --------
                                                    BALANCE     ADDITIONS                   BALANCE
                                                      AT        CHARGED TO                     AT
                                                   BEGINNING    COSTS AND        (A)         END OF
                   DESCRIPTION                     OF PERIOD     EXPENSES     DEDUCTIONS     PERIOD
                   -----------                     ---------    ----------    ----------    --------
YEAR ENDED DECEMBER 31, 1996
Allowances deducted from assets to which they
  apply:
  Allowance for doubtful accounts................    $ 42          $ 80          $ --         $122
YEAR ENDED DECEMBER 31, 1997
Allowances deducted from assets to which they
  apply:
  Allowance for doubtful accounts................    $122          $212          $ --         $334
YEAR ENDED DECEMBER 31, 1998
Allowances deducted from assets to which they
  apply:
  Allowance for doubtful accounts................    $334          $926          $721         $539

---------------
(a) Uncollectible receivables written off.

                                EXHIBITS INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
2.1      Asset Purchase Agreement dated April 15, 1998 by and among
         PRT Group Inc., Institute for Software Process Improvement,
         Inc., a wholly-owned subsidiary of PRT, Timothy C. Kasse,
         Jeffrey R. Perdue and Institute for Software Process
         Improvement, Inc. (1)
2.2      Asset Purchase Agreement dated January 31, 1998 by and among
         PRT Group Inc. and Advanced Computing Techniques, Inc.,
         Daniel R. Walsh, Carol A. Anderson and Timothy R. Cyr. (2)
3.1      Employment Agreement of Lowell W. Robinson.

27       Financial Data Schedule


---------------------------

(1)      Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 15,
         1998. (File No. 0-23315)
(2)      Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January
         29, 1998.