Form 10-Q
period 1999-03-31
PRT GROUP INC
filed 1999-05-17
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

                                    YES   X NO ___

Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of May 13, 1999 are 18,288,169 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

Consolidated Balance Sheets as of March 31, 1999

and December 31, 1998                                                                   1

Consolidated Statements of Operations

for the three months ended March 31, 1999 and 1998                                      2

Consolidated Statements of Cash Flows

for the three months ended March 31, 1999 and 1998                                      3

Notes to Consolidated Financial Statements                                              4

ITEM 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations                                                     5-6

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              7

ITEM 2.  Change in Securities                                                     Not Applicable

ITEM 3.  Defaults upon senior securities                                          Not Applicable

ITEM 4.  Submission of matters to a vote of security holders                            7

ITEM 5.  Other Information                                                        Not Applicable

ITEM 6.  Exhibits and reports on Form 8-K                                               8


Signatures                                                                              9

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                                    DECEMBER 31       MARCH 31
                                                                                       1998             1999
                                                                                       ----             ----
                                                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                              $ 14,772          $  7,564
   Marketable debt securities                                                             609               561
   Accounts receivable, net of allowance of $539 in 1998 and $640 in 1999              14,639            14,863
   Prepaid expenses and other current assets                                            2,106             2,077
                                                                                     --------          --------
               Total current assets                                                    32,126            25,065

Fixed assets, net                                                                       9,936             9,869
Goodwill, net                                                                          20,504            20,233
Other assets                                                                              216               233
                                                                                     ========          ========
               Total assets                                                          $ 62,782          $ 55,400
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                                                              $  3,610          $  2,930
   Accounts payable and other accrued expenses                                          3,972             4,115
   Current portion of capital lease obligations                                           456               391
   Deferred revenue                                                                       511               528
                                                                                     --------          --------
               Total current liabilities                                                8,549             7,964

Note payable                                                                            1,000             1,000
Capital lease obligations, net of current portion                                         424               346
Deferred rent                                                                             422               552
                                                                                     --------          --------
               Total liabilities                                                       10,395             9,862

Commitments                                                                                --                --

Series A redeemable preferred stock, $0.01 par value; authorized -

   5,000,000 shares; none issued and outstanding in 1998 and 1999                          --                --

Common stockholders' equity:

   Common stock, $.001 par value; authorized -- 50,000,000 shares;

     issued and outstanding -- 18,245,571 in 1998 and 18,258,586 shares
     in 1999                                                                               18                18
   Additional paid-in capital                                                          86,262            86,262
   Accumulated deficit                                                                (33,893)          (40,742)
                                                                                     --------          --------
               Total common stockholders' equity                                       52,387            45,538
                                                                                     ========          ========
               Total liabilities and stockholders' equity                            $ 62,782          $ 55,400
                                                                                     ========          ========

See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)

                                                         THREE MONTHS ENDED MARCH 31
                                                           1998                1999
                                                           ----                ----
Revenues                                                $ 18,852             $ 18,541
Cost of revenues                                          15,317               14,902
                                                        --------             --------
Gross profit                                               3,535                3,639

Selling, general and administrative expenses               8,701               10,513
                                                        --------             --------
Loss from operations                                      (5,166)              (6,874)

Other income (expense):

   Interest expense                                         (284)                 (65)
   Interest income                                           449                   90
                                                        --------             --------
Loss before income taxes                                  (5,001)              (6,849)
Income tax benefit                                          (775)                  --
                                                        --------             --------
Net loss                                                $ (4,226)            $ (6,849)

Basic and diluted net loss per share                    $   (.23)            $   (.38)
                                                        ========             ========

See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                    1998                 1999
                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (4,226)            $ (6,849)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                    940                1,235
     Provision for doubtful accounts                                   31                  101
     Loss on disposal of fixed assets                                  --                   28
     Deferred income taxes                                            124                   --
       Deferred rent                                                   --                  130
     Changes in operating assets and liabilities:
       Accounts receivable                                         (3,949)                (325)
       Prepaid expenses and other current assets                      (73)                  29
       Other assets                                                  (175)                 (17)
       Accrued compensation                                           (48)                (680)
       Accounts payable and other accrued expenses                    246                  143
       Deferred revenue                                               354                   17
                                                                 --------             --------
 Net cash used in operating activities                             (6,776)              (6,188)
                                                                 --------             --------

 CASH FLOWS FROM INVESTING ACTIVITIES

 Sale of marketable securities                                         --                   48
 Purchases of fixed assets                                         (1,431)                (925)
 Purchase of net assets of ACT, net of cash acquired              (12,935)                  --
                                                                 --------             --------
 Net cash used in investing activities                            (14,366)                (877)
                                                                 --------             --------

 CASH FLOWS FROM FINANCING ACTIVITIES

 Repayment of notes payable                                        (1,182)                  --
 Issuance cost of initial public offering                             (91)                  --
 Exercise of stock options                                            174                   --
 Principal payments under capital lease obligations                  (139)                (143)
                                                                 --------             --------
 Net cash used in financing activities                             (1,238)                (143)
                                                                 --------             --------

 Net decrease in cash and equivalents                             (22,380)              (7,208)
 Cash and equivalents at beginning of period                       29,499               14,772
                                                                 --------             --------
 Cash and equivalents at end of period                           $  7,119             $  7,564

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid                                                   $    284             $     45
 Income taxes paid                                               $    150             $     81

 NONCASH FINANCING ACTIVITIES
 Acquisition of fixed assets through capital leases              $     20             $     --
                                                                 ========             ========

See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1    Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PRT Group Inc. (the "Company") Annual Report on form 10-K for the year ended December 31, 1998.

2    Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue. Revenues were essentially flat ($18.5 million) during the three month period ended March 31, 1999 versus the three month period ended March 31, 1998 ($18.9 million). The number of IT professionals in the first quarter ended March 31, 1999 was (including subcontractors) 639 in comparison to 785 in the first quarter ended March 31, 1998 and 698 on December 31, 1998. The decrease in billable consultants was a result of the reduction in the Barbados workforce due to low utilization and non-renewal of certain client assignments in our Professional Services Group. The Company will continue to review its workforce resources in its Software Engineering Centers (SEC's). Revenues from the SEC's increased to $6.7 million for the first quarter ended March 31, 1999 as compared to $5.6 million in the first quarter ended March 31, 1998 primarily due to the increased work being done in our Hartford Software Engineering Center partially offset by the diminishing volume of work in our Barbados Software Engineering Center.

Cost of Revenues. Cost of revenues decreased approximately $.4 million to $14.9 million in the three month period ended March 31, 1999 from $15.3 million for the comparable period in 1998. As a percentage of revenues, cost of revenues remained consistent from the quarter ended March 31, 1998 to the quarter ended March 31, 1999. The decrease in cost of revenues was in direct proportion to the decrease in revenues caused by the reduction of billable consultants.

Gross Profit. Gross profit remained consistent from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 at approximately 19%. The low gross margin is a function of the size of the underutilized consultants at the SEC's relative to the overall number of billable consultants.

Selling, General & Administrative Expenses. SG&A expenses increased approximately 21% to $10.5 million in the first quarter ended March 31, 1999 from $8.7 million for the comparable period in 1998. As a percentage of revenues, SG&A expenses increased to approximately 57% in the three months ended March 31, 1999 from approximately 46% for the comparable period in 1998. The increase in SG&A expenses resulted from approximately $2.3 million with charges associated with severance for non-productive sales people, the costs associated with terminating 25 consultants and 13 support staff in our Barbados Software Engineering Center, and costs associated with the recruitment of a new group President and Chief Operating Officer and the hiring of additional sales executives.

Loss from Operations: For the reasons set forth above, loss from operations for the first quarter ended March 31, 1999 was $6.8 million compared to a net loss of $5.2 million in the comparable period in 1998. Excluding the $2.3 million of charges, the loss was $4.5 million. As a percentage of revenues, the loss from operations for the first quarter ended March 31, 1999 increased to (37%) compared to approximately (27%) in the comparable period in 1998. Normalizing for the $2.3 million of charges, the loss from operations was (24.9%) of revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to approximately $17.1 million at March 31, 1999 from $23.6 million at December 31, 1998. Cash and equivalents and marketable debt securities were $8.1 million at March 31, 1999 compared to $15.4 million at December 31, 1998. The primary uses of cash during the three months ended March 31, 1999 were to fund normal operating expenses. The Company's accounts receivable were $14.6 million at December 31, 1998 and $14.9 million at March 31, 1999. Billed days sales outstanding were 62 days at December 31, 1998 and 72 days at March 31, 1999.

Investing activities used cash of approximately $.9 million attributed to additional purchase of property and equipment needed for the software engineering centers.

The Company anticipates that its primary uses of working capital in the near term will be to continue to fund the Company's operations. The cash generated from working capital may not be adequate to fund such uses and accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or sale of equity securities resulting in further dilution to shareholders. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

                  On April 4, 1999, PRT filed a motion to dismiss the purported securities class action lawsuit filed in September of 1998 in the United States District Court for the Southern District of New York against the Company and certain defendants. The case is captioned Steinberg v. PRT Group Inc., Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, (98 Civ. 6550, (DC)).

ITEM 2.  Change in Securities.
                  None.

ITEM 3.  Defaults Upon Senior Securities.
                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company's annual stockholder's meeting was held on May 3, 1999. Proxies were solicited for the election of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934 and director's nominees were elected without opposing proxy solicitation.

1. Gregory s. Mellinger was elected a Class II Director with 15,974,155 affirmative votes, 687,409 negative votes and 496,807 abstentions. Esther Dyson was elected a Class II Director with 16,455,132 affirmative votes, 206,432 negative votes and 15,830 abstentions. Michael Enthoven was elected a Class II Director with 16,444,172 affirmative votes, 217,392 negative votes and 26,790 abstentions.

2. The appointment of Ernst & Young LLP as the Company's Independent Accountants for the year ending December 31, 1999 was approved with 16,645,394 affirmative votes, 12,645 negative votes and 3,525 abstentions.

ITEM 5.  Other Information.
                  None.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRT GROUP INC.

DATE May 17, 1999          BY /s/ Douglas Mellinger
                              ------------------------------------------
                              Douglas Mellinger
                              Chairman / Chief Executive Officer

DATE May 17, 1999         BY  /s/ Lowell Robinson
                              ------------------------------------------
                              Lowell Robinson
                              Executive Vice President, Global Business
                               Services/ Chief Financial Officer