Form 10-Q
period 1999-06-30
PRT GROUP INC
filed 1999-08-16
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

                                80 Lamberton Road
                           Windsor, Connecticut 06095

                                 (860) 687-2200
              (Registrant's telephone number, including area code)

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

                               YES   X     NO
                                    ---       ---


Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of August 11, 1999 are 18,293,652 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION
ITEM 1.  Financial Statements:                                                      Page
                                                                                    ----
Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998                                                                    3

Consolidated Statements of Operations
for the three months ended June 30, 1999 and 1998
and for the six months ended June 30, 1999 and 1998                                      4

Consolidated Statements of Cash Flows
for the six months ended June 30, 1999 and 1998                                          5

Notes to Consolidated Financial Statements                                               6-7

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                      8-10

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                               11

ITEM 2.  Change in Securities                                                   Not Applicable

ITEM 3.  Defaults upon senior securities                                        Not Applicable

ITEM 4.  Submission of matters to a vote of security holders                    Not Applicable

ITEM 5.  Other Information                                                               11-12

ITEM 6.  Exhibits and reports on Form 8-K                                                12


Signatures                                                                               13

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                                    DECEMBER 31                   JUNE 30
                                                                                        1998                       1999
                                                                               -----------------------    ------------------------
                                                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                             $     14,772                $     5,423
   Marketable debt securities                                                                609                         61
   Accounts receivable, net of allowance of $539 in 1998 and $551 in 1999                 14,639                     13,662
   Prepaid expenses and other current assets                                               2,106                      2,078
                                                                               -----------------------    ------------------------
               Total current assets                                                       32,126                     21,224

Fixed assets, net                                                                          9,936                      7,965
Goodwill, net                                                                             20,504                     17,358
Other assets                                                                                 216                        139
                                                                               -----------------------    ------------------------
               Total assets                                                         $     62,782                $    46,686
                                                                               =======================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                                                             $      3,610                $     3,940
   Accounts payable and other accrued expenses                                             3,972                      6,005
   Current portion of capital lease obligations                                              456                        319
   Deferred revenue                                                                          511                        664
                                                                               -----------------------    ------------------------
               Total current liabilities                                                   8,549                     10,928

Note payable                                                                               1,000                      1,000
Capital lease obligations, net of current portion                                            424                        218
Deferred rent                                                                                422                        497
                                                                               -----------------------    ------------------------
               Total liabilities                                                          10,395                     12,643

Commitments                                                                                    -                          -

Series A redeemable preferred stock, $0.01 par value; authorized -
   5,000,000 shares; none issued and outstanding in 1998 and 1999                              -                          -

Common stockholders' equity:
   Common stock, $.001 par value; authorized--50,000,000 shares; issued
       and outstanding--18,245,571 in 1998 and 18,293,652 shares in 1999                      18                         18
   Additional paid-in capital                                                             86,262                     86,361
   Accumulated deficit                                                                   (33,893)                   (52,336)
                                                                               -----------------------    ------------------------
               Total common stockholders' equity                                          52,387                     34,043
                                                                               -----------------------    ------------------------
               Total liabilities and stockholders' equity                            $    62,782                $    46,686
                                                                               =======================    ========================


See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended June 30
                                               ----------------------------------------------
                                                       1998                    1999
                                               ----------------------  ----------------------
Revenues                                            $      22,669           $      18,468
Cost of revenues                                           16,530                  14,072
                                               ----------------------  ----------------------
Gross profit                                                6,139                   4,396

Selling, general and administrative expenses                7,731                   8,601
Restructuring charges                                           -                   7,483
                                               ----------------------  ----------------------
Loss from operations                                       (1,592)                (11,688)

Other income (expense):
   Interest expense                                           (44)                    (59)
   Interest income                                            261                     153
                                               ----------------------  ----------------------
Loss before income taxes                                   (1,375)                (11,594)
Income tax benefit                                           (200)                      -
                                               ----------------------  ----------------------
Net loss                                                $  (1,175)              $ (11,594)
                                               ======================  ======================

Basic and diluted net loss per share                    $    (.06)              $    (.63)
                                               ======================  ======================

                                                          Six Months Ended June 30
                                               ----------------------------------------------
                                                       1998                    1999
                                               ----------------------  ----------------------
Revenues                                            $      41,521           $      37,009
Cost of revenues                                           31,847                  28,974
                                               ----------------------  ----------------------
Gross profit                                                9,674                   8,035

Selling, general and administrative expenses               16,432                  19,114
Restructuring charges                                           -                   7,483
                                               ----------------------  ----------------------
Loss from operations                                       (6,758)                (18,562)

Other income (expense):
   Interest expense                                          (328)                    (77)
   Interest income                                            710                     196
                                               ----------------------  ----------------------
Loss before income taxes                                   (6,376)                (18,443)
Income tax benefit                                           (975)                      -
                                               ----------------------  ----------------------
Net loss                                                $  (5,401)              $ (18,443)
                                               ======================  ======================

Basic and diluted net loss per share                    $    (.29)              $   (1.01)
                                               ======================  ======================


See accompanying notes

                         PRT Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                          1998                         1999
                                                                                          ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $   (5,401)                  $  (18,443)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       2,100                        2,491
      Provision for doubtful accounts                                                         -                           12
      Loss on disposal of fixed assets                                                        -                        1,627
      Write-off of goodwill                                                                   -                        2,597
      Deferred income taxes                                                                 124                            -
      Deferred rent                                                                           -                           75
      Changes in operating assets and liabilities:
         Accounts receivable                                                             (1,674)                         965
         Prepaid expenses and other current assets                                          164                           28
         Other assets                                                                      (120)                          77
         Accrued compensation                                                            (1,301)                         330
         Accounts payable and other accrued expenses                                       (250)                       2,033
         Deferred revenue                                                                    44                          153
                                                                                 ------------------------     ----------------------
 Net cash used in operating activities                                                   (6,314)                      (8,055)
                                                                                 ------------------------     ----------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of marketable securities                                                           14,470                          548
 Purchases of fixed assets                                                               (3,098)                      (1,598)
 Purchase of net assets of ACT, net of cash acquired                                    (12,944)                           -
 Purchase of net assets of ISPI, net of cash required                                    (2,648)                           -
                                                                                 ------------------------     ----------------------
 Net cash used in investing activities                                                   (4,220)                      (1,050)
                                                                                 ------------------------     ----------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                                              (1,023)                           -
 Repayments under line of credit                                                           (539)                           -
 Exercise of stock options                                                                  236                           99
 Principal payments under capital lease obligations                                        (281)                        (343)
 Purchase of treasury stock                                                                 (44)                           -
                                                                                 ------------------------     ----------------------
 Net cash used in financing activities                                                   (1,651)                        (244)
                                                                                 ------------------------     ----------------------

 Net decrease in cash and equivalents                                                   (12,185)                      (9,349)
 Cash and equivalents at beginning of period                                             29,499                       14,772
                                                                                 ------------------------     ----------------------
 Cash and equivalents at end of period                                               $   17,314                   $    5,423
                                                                                 ========================     ======================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                                       $      328                   $       59
                                                                                 ========================     ======================
 Income taxes paid                                                                   $      150                   $       81
                                                                                 ========================     ======================

 NONCASH FINANCING ACTIVITIES
 Acquisition of fixed assets through capital leases                                  $      291                    $       -
                                                                                 ========================     ======================


See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Basis of Presentation

       The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PRT Group Inc. (the "Company") Annual Report on form 10-K for the year ended December 31, 1998.

2.     Principles of Consolidation

       The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3      Restructuring and Write-Down of Intangible Assets

       On June 30, 1999, the Company announced a restructuring, the purpose of which is to refocus the Company's efforts on it's core business and reduce costs. In connection with the restructuring, the Company recorded aggregate charges of $7.5 million relating to $2 million in severance costs, $3 million in office closures and the write-off of goodwill related to the Institute for Software Process Improvement ("ISPI") acquisition.

       In accordance with SFAS No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" management performed a discounted cash flow analysis of the ISPI operations. Management concluded that this analysis warranted a write-down of the intangible assets of ISPI of approximately $2.5 million.

4      Commitments and Contingencies

       As of August 5, 1999, the Company has available with NationsCredit Commercial Funding a credit facility of $11,000,000 for working capital purposes, bearing interest at prime rate plus one-half percent. The credit facility is secured with NationsCredit Commercial Funding by the Company's assets. The agreement contains certain restrictions and covenants which, among other things, includes a provision for losses before tax, interest, depreciation and amortization and a minimum cash balance.

5      Subsequent Event

       On August 9, 1999, the Company entered into a non-binding letter of intent to sell 80% of its subsidiary, PRT (Barbados) Ltd. ("PRTB") to a group led by members of the senior management, venture capitalists (The Tiona Fund Limited managed by Commonwealth Development Corporation and Enterprise Growth Fund Limited), and employees of PRTB (collectively, the "MBO Group") for $1 and the assumption and guarantee of all debts, liabilities, obligations, and responsibilities recorded and unrecorded of PRTB as of July 1, 1999. In addition, the MBO Group will contribute $3.15 million to the working capital of PRTB on the closing date of the transaction. In connection with this transaction, the Company will record a non-cash write-off of approximately $3-4 million during the third quarter 1999. While the Company believes the proposed transaction will take place, there is no guaranty that parties will come to final terms and that an agreement will be executed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue. Revenues decreased to $18.5 million during the quarter ended June 30, 1999 compared to $22.7 million during the quarter ended June 30, 1998. For the first six months of 1999, revenues were $37 million compared to $41.5 million in the first six months of 1998. The decrease in revenue was the result of several projects coming to an end and the non-renewal of certain client assignments in our Professional Services Group. Additionally, decreases also took place in the offshore and the Institute for Software Process Improvement ("ISPI") division facilities. As a result of a reduction in work force at the Barbados and Hartford Software Engineering Centers, the number of IT professionals in the second quarter ended June 30, 1999 was (including subcontractors) 509 in comparison to 745 in the second quarter of 1998.

Cost of Revenues. Cost of revenues was 76.2% and 78.3% of revenues in the second quarter and the first six months of 1999, respectively compared to 72.9% and 76.7% of revenue, respectively, for the same periods in fiscal 1998. The increase in cost of revenues was due to a decrease in billable time by the Company's salaried IT professionals.

Gross Profit. Gross profit was 23.8% and 21.7% of revenues in the second quarter and first six months of 1999, respectively, compared to 27.1% and 23.3% for the first quarter and first six months of 1998 respectively. The decrease in gross profit is proportionate to the decreased number of IT professionals on billing.

Selling, General & Administrative Expenses. SG&A expenses for the second quarter of 1999 increased $870,000 to $8.6 million as compared to $7.7 million in the second quarter of 1998. Selling, general and administrative expenses as a percentage of revenue were 46.6% and 51.7% for the three and six month periods ended June 30, 1999 respectively, compared to 34.1% and 39.6% for the three and six months periods ended June 30, 1998, respectively. The increase in SG&A expenses resulted from costs associated with the hiring of a new Chief Executive Officer, additional sales executives, and the impact of a new commission structure.

Restructuring: The Company incurred $7.5 million in restructuring charges comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the ISPI acquisition. Furthermore, the Company moved its headquarters to Windsor, Connecticut, and has converted its former Manhattan headquarters to a smaller sales office, and sub-let the excess space in the former headquarters. The Company will continue to review the productivity of its offices and customer Software Engineering Centers and it may incur additional restructuring charges in 1999.

Loss from Operations: For the reasons set forth above, loss from operations was (63.3%) and (50.2%) of revenues in the second quarter and first six months of 1999, respectively, compared to (7%) and (16.3%) for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to approximately $10.3 million at June 30, 1999 from $23.6 million at December 31, 1998. Cash and equivalents and marketable debt securities were $5.5 million at June 30, 1999 compared to $15.4 million at December 31, 1998. The primary uses of cash during the six months ended June 30, 1999 were to fund normal operating expenses and to pay certain restructuring costs. The Company's account receivable were $13.7 million at June 30, 1999 down from $14.6 million at December 31, 1998. Days sales outstanding were 67 days at June 30, 1999 and 62 days at December 31, 1998.

Investing activities used cash of approximately $1.1 million attributed to additional purchase of property and equipment for the software engineering centers.

The Company expects that its operating cash flow and credit facility will be sufficient to fund the Company's working capital requirements. However, the Company's ability to achieve this result is affected by the extent of cash generated from operations and pace at which the Company utilizes its available resources. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or sale of equity securities. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. No assurance can be given that any such additional sources of financing will be available on acceptable terms or at all.

On August 5, 1999, the Company entered into a Loan and Security Agreement and related agreements with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("Loan Agreement"). The Loan Agreement has a term of 2 years and provides the Company with access to up to $11,000,000 in additional working capital. The Loan Agreement is secured by security interest in all of the Company's tangible and intangible assets including account receivables, equipment, intellectual property and other Company assets. The Loan Agreement is subject to certain financial covenants and other conditions including a restriction on the amount of cumulative losses the Company can incur during the term of the Loan Agreement.

On August 9, 1999, the Company executed a non-binding letter of intent to sell an 80% interest in its PRT (Barbados) Ltd. ("PRTB") subsidiary to a group led by senior managers of the subsidiary. In consideration for the sale of the majority interest in PRTB, the purchasers will pay $1 and will assume all liabilities of PRTB from July 1, 1999 onward. In connection with this transaction, the Company will record a non-cash write-off of approximately $3-4 million during the third quarter 1999. While the Company believes the proposed transaction will take place there is no guaranty that the parties will come to final terms and that a final agreement will be executed.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

              On April 15, 1999, PRT filed a motion to dismiss the purported securities class action lawsuit filed in September of 1998 in the United States District Court for the Southern District of New York against the Company and certain defendants. The Company is waiting for the Court's decision on the motion to dismiss. The case is captioned Steinberg v. PRT Group Inc., Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, (98 Civ. 6550 (DC)).

ITEM 2.  Change in Securities.

              None.

ITEM 3.  Defaults Upon Senior Securities.

              None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

              None.

ITEM 5.  Other Information.

              On August 5, 1999, the Company entered into a Loan and Security Agreement and related agreements with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("Loan Agreement"). The Loan Agreement has a term of 2 years and provides the Company with access to up to $11,000,000 in additional working capital. The Loan Agreement is secured by security interest in all of the Company's tangible and intangible assets including account receivables, equipment, intellectual property and other Company assets. The Loan Agreement is subject to certain financial covenants and other conditions including a restriction on the amount of cumulative losses the Company can incur during the term of the Loan Agreement.

                           PART II. OTHER INFORMATION

              On August 9, 1999, the Company executed a non-binding letter of intent to sell an 80% interest in its PRT (Barbados) Ltd. ("PRTB") subsidiary to a group led by senior managers of the subsidiary. In consideration for the sale of the majority interest in PRTB, the purchasers will pay $1 and will assume all liabilities of PRTB from July 1, 1999 onward. While the Company believes the proposed transaction will take place there is no guaranty that the parties will come to final terms and that a final agreement will be executed.

              On May 10, 1999, the Company extended an offer of employment to Dan S. Woodward to assume the position of President and Chief Operating Officer. Mr. Woodward began working for the Company on May 17, 1999. The term of the employment offer was 3 years at a salary of $300,000 per year. In addition, Mr. Woodward was paid a sign on bonus of $350,000, a guaranteed incentive bonus of $150,000 for 1999, 40,000 restricted stock units, and 460,000 incentive stock options vesting over 3 years in equal installments and subject to the terms of the Company's stock option plan. The parties are currently negotiating Mr. Woodward's employment agreement and expect the agreement to be executed shortly. On June 25, 1999, Mr. Woodward was promoted to the position of Chief Executive Officer and appointed to the Company's board of directors.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K

              1. On June 30, 1999, the Company filed a current report on Form 8-K disclosing the resignations of registrant's directors and appointment of Dan S. Woodward, Chief Executive Officer of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRT GROUP INC.

DATE: August 16, 1999   BY /s/ Dan S. Woodward
                           -----------------------------------
                           Dan S. Woodward
                           Chief Executive Officer / President

DATE: August 16, 1999   BY /s/ Rocco Mitarotonda
                           -----------------------------------
                           Rocco Mitarotonda
                           Chief Financial Officer / Treasurer