Form 10-Q
period 1999-09-30
PRT GROUP INC
filed 1999-11-12
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of November 8, 1999 are 18,288,169 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:                                                  Page
                                                                               -----
Consolidated Balance Sheets as of December 31, 1998
and September 30, 1999                                                          3

Consolidated Statements of Operations
for the three months ended September 30, 1998 and 1999
and for the nine months ended September 30, 1998 and 1999                       4

Consolidated Statements of Cash Flows
for the nine months ended September 30, 1998 and 1999                           5

Notes to Consolidated Financial Statements                                      6

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                             7-8

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      9

ITEM 2.  Change in Securities                                               Not Applicable

ITEM 3.  Defaults upon senior securities                                    Not Applicable

ITEM 4.  Submission of matters to a vote of security holders                Not Applicable

ITEM 5.  Other Information                                                  Not Applicable

ITEM 6.  Exhibits and reports on Form 8-K                                   Not Applicable

Signatures                                                                      10

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)


                                                               DECEMBER 31    SEPTEMBER 30
                                                                  1998            1999
                                                              --------------  --------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents                                             $ 14,772        $  5,726
  Marketable debt securities                                            609              61
  Accounts receivable, net of allowance of $539 in 1998 and
    $555 in 1999                                                     14,639          11,789
  Prepaid expenses and other current assets                           2,106           1,614
                                                                   --------        --------
               Total current assets                                  32,126          19,190

Fixed assets, net                                                     9,936           7,328
Goodwill, net                                                        20,504          17,111
Other assets                                                            216             115
                                                                   --------        --------
               Total assets                                        $ 62,782        $ 43,744
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation                                             $  3,610        $  3,553
  Accounts payable and other accrued expenses                         3,972           4,737
  Current portion of capital lease obligations                          456             306
  Deferred revenue                                                      511             593
                                                                   --------        --------
               Total current liabilities                              8,549           9,189

Note payable                                                          1,000           1,000
Capital lease obligations, net of current portion                       424             134
Deferred rent                                                           422             441
                                                                   --------        --------
               Total liabilities                                     10,395          10,764

Commitments                                                               -               -

Series A redeemable preferred stock, $0.01 par value;
  authorized - 5,000,000 shares; none issued and outstanding
  in 1998 and 1999                                                        -               -

Common stockholders' equity:
  Common stock, $.001 par value; authorized--50,000,000
    shares; issued and outstanding--18,245,571 in 1998 and
    18,293,652 shares in 1999                                            18              18
  Additional paid-in capital                                         86,262          86,361
  Accumulated deficit                                               (33,893)        (53,399)
                                                                   --------        --------
               Total common stockholders' equity                     52,387          32,980
                                                                   --------        --------
               Total liabilities and stockholders' equity          $ 62,782        $ 43,744
                                                                   ========        ========




See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                               September 30                September 30
                                       ---------------------------- ----------------------------
                                           1998           1999          1998          1999
                                       -------------- ------------- ----------------------------
Revenues                                  $ 22,552       $ 15,909      $ 64,073      $ 52,918
Cost of revenues                            16,011         10,098        47,858        39,072
                                       -------------  ------------  -------------  -------------
Gross profit                                 6,541          5,811        16,215        13,846

Selling, general and administrative
  expenses                                   8,065          6,899        24,497        26,013
Restructuring charges                            -              -             -         7,483
                                       -------------  ------------  -------------  -------------
Loss from operations                        (1,524)        (1,088)       (8,282)      (19,650)

Other income (expense):
  Interest expense                             (57)           (42)         (385)         (119)
  Interest income                              216             66           926           262
                                       -------------  ------------  -------------  -------------
Loss before income taxes                    (1,365)        (1,064)       (7,741)      (19,507)
Income tax benefit                               -              -          (975)            -
                                       -------------  ------------  -------------  -------------
Net loss                                 $  (1,365)      $ (1,064)    $  (6,766)    $ (19,507)
                                       =============  ============  =============  =============

Basic and diluted net loss per share   $      (.07)   $      (.06)  $     (.37)     $   (1.07)
                                       =============  ============  =============  =============

See accompanying notes

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In thousands)
                                   (Unaudited)

                                                     NINE MONTHS ENDED SEPTEMBER 30

                                                         1998             1999
                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                 $ (6,766)         $(19,507)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                           3,556             3,664
    Provision for doubtful accounts                           441                16
    Loss on disposal of fixed assets                            -             1,654
    Write-off of goodwill                                       -             2,597
    Deferred income taxes                                     124                 -
    Deferred rent                                               -                19
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,578)            2,834
      Prepaid expenses and other current assets              (158)              492
      Other assets                                           (119)              101
      Accrued compensation                                   (652)              (57)
      Accounts payable and other accrued expenses          (1,957)              765
      Deferred revenue                                       (283)               82
                                                         --------          --------
 Net cash used in operating activities                     (8,392)           (7,340)
                                                         --------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of marketable securities                             14,622               548
 Purchases of fixed assets                                 (4,408)           (1,913)
 Purchase of net assets of ACT, net of cash acquired      (12,944)                -
 Purchase of net assets of ISPI, net of cash
  required                                                 (2,704)                -
                                                         --------          --------
 Net cash used in investing activities                     (5,434)           (1,365)
                                                         --------          --------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                (1,265)                -
 Repayments under line of credit                             (297)                -
 Exercise of stock options                                    331                99
 Principal payments under capital lease obligations          (422)             (440)
                                                         --------          --------
 Net cash used in financing activities                     (1,653)             (341)
                                                         --------          --------

 Net decrease in cash and equivalents                     (15,479)           (9,046)
 Cash and equivalents at beginning of period               29,499            14,772
                                                         --------          --------
 Cash and equivalents at end of period                   $ 14,020          $  5,726
                                                         ========          ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid                                           $    385          $    118
                                                         ========          ========
 Income taxes paid                                       $    191          $    112
                                                         ========          ========

 NONCASH FINANCING ACTIVITIES
 Acquisition of fixed assets through capital leases      $    291          $      -
                                                         ========          ========



See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

    The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PRT Group Inc. (the "Company") Annual Report on form 10-K for the year ended December 31, 1998.

2.  Principles of Consolidation

    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Restructuring and Write-Down of Intangible Assets

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

    The aforementioned restructure and impairment charges were recorded in the quarter ending June 30, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue. Revenues decreased to $15.9 million during the quarter ended September 30, 1999 compared to $22.6 million during the quarter ended September 30, 1998. For the first nine months of 1999, revenues were $52.9 million compared to $64.1 million in the first nine months of 1998. The decrease in revenue was the result of several projects coming to an end and the non-renewal of certain client assignments in our Professional Services Group, coupled with a reduction in offshore projects and elimination of the Institute for Software Process Improvement ("ISPI"). As a result of the reduction in work force due to the restructuring in the second quarter of 1999, the number of IT professionals, including subcontractors, in the third quarter ended September 30, 1999 was 345 in comparison to 724 in the third quarter of 1998.

Cost of Revenues. The cost of revenues was 63.5% and 73.8% of revenues for the three and nine month periods ended September 30, 1999, respectively, compared to 71.0% and 74.7% of revenue, for the three and nine month periods ended
September 30, 1998, respectively. The decrease in cost of revenues was a result of the reduction of unproductive professionals and the discontinuation of relocation packages to the United States thereby substantially reducing the relocation and housing costs.

Gross Profit. Gross profit was 36.5% and 26.2% of revenues for the three and nine month periods ended September 30, 1999, respectively, compared to 29.0% and 25.3% for the three and nine month periods ended September 30 ,1998, respectively.

Selling, General & Administrative Expenses. SG&A expenses for the third quarter of 1999 decreased $1.2 million to $6.9 million as compared to $8.1 million in the third quarter of 1998. Selling, general and administrative expenses as a percentage of revenue were 43.4% and 49.2% for the three and nine month periods ended September 30, 1999 respectively, compared to 35.8% and 38.2% for the three and nine months periods ended September 30, 1998, respectively. The decrease in SG&A expenses was the result of the closure of offices, the elimination of ISPI operations, and the reduction of administrative workforce.

 Restructuring: During the quarter ended June 30, 1999, the Company incurred $7.5 million in restructuring charges comprised of $2 million of severance costs, $3 million of office closures and $2.5 million for the write-off of goodwill related to the ISPI acquisition. Furthermore, the Company moved its headquarters to Windsor, Connecticut, has converted its former Manhattan headquarters to a smaller sales office, and sub-let the excess space in the former headquarters. The Company will continue to review the productivity of its offices and customer Software Engineering Centers.

Loss from Operations: For the reasons set forth above, loss from operations was 6.8% and 37.1% of revenues in the third quarter and first nine months of 1999, respectively, compared to 6.8% and 12.9% for the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to approximately $10.0 million at September 30, 1999 from $23.6 million at December 31, 1998. Cash and equivalents and marketable debt securities were $5.8 million at September 30, 1999 compared to $15.4 million at December 31, 1998. The primary uses of cash during the nine months ended September 30, 1999 were to fund normal operating expenses and to pay certain restructuring costs. The Company's accounts receivable were $11.8 million at September 30, 1999 down from $14.6 million at December 31, 1998. Days sales outstanding were 67 days at September 30, 1999 and 62 days at December 31, 1998.

Investing activities used cash of approximately $1.4 million for the nine months ended September 30, 1999 which can be attributed to additional purchase of property and equipment for the Software Engineering Centers.

On August 5, 1999, the Company entered into a Loan and Security Agreement and related agreements with NationsCredit Commercial Corporation, through its NationsCredit Commercial Funding Division ("Loan Agreement"). The Loan Agreement has a term of 2 years and provides the Company with access to up to $11,000,000 in additional working capital. The Loan Agreement is secured by security interest in all of the Company's tangible and intangible assets including account receivables, equipment, intellectual property and other Company assets. The Loan Agreement is subject to certain financial covenants and other conditions including a restriction on the amount of cumulative losses the Company can incur during the term of the Loan Agreement. As of September 30, 1999, there was nothing outstanding under this credit facility.

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

                                    PRT GROUP INC.

DATE:                        BY /s/ Dan S. Woodward
                                --------------------------------------
                                 Dan S. Woodward
                                 Chief Executive Officer / President

DATE:                        BY /s/ Rocco Mitarotonda
                                --------------------------------------
                                 Rocco Mitarotonda
                                 Chief Financial Officer / Treasurer