Form 10-K
period 1999-12-31
PRT GROUP INC
filed 2000-04-14
CIK 1045560

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-23315

                                 PRT GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-3914972
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
             80 LAMBERTON ROAD
            WINDSOR, CONNECTICUT                                   06095
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 687-2200
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------       -----------------------------------------
  Common Stock, $.001 par value                 Nasdaq NMS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of March 10, 2000, was approximately $50,476,000.

    The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2000 was approximately 18,355,005 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE

    There is incorporated herein by reference the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed with the Securities and Exchange Commission on or before April 14, 2000, in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The following description of the business of PRT Group Inc. ("PRT" or the "Company") contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section and elsewhere in this Form 10-K Annual Report, the words "anticipate," "believe," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

GENERAL

     PRT Group Inc. was incorporated under the laws of the state of Delaware in 1996. The Company was first incorporated as PRT Corp. of America, a New York corporation, in 1989. The Company maintains its principal executive offices at 80 Lamberton Road, Windsor, Conn. 06095. The Company's telephone number is (860) 687-2200.

     PRT is an information technology solutions integrator based in Windsor, Connecticut. PRT creates complete, flexible IT solutions that meet or exceed its clients' evolving business needs. From IT architecture and design through implementation and ongoing support, PRT focuses on long-term customer relationships and evolutionary IT services. Founded in 1989, the Company has more than 470 employees in Solution Centers in Windsor, Connecticut, and Barbados, West Indies; and in client-site operations throughout the Mid-Atlantic and Northeastern United States.

     PRT introduced two new strategic lines of business in 1999. The new lines of business capitalize on the capabilities and competencies of the PRT team. The first -- eBusiness eNablement -- helps established companies and commerce-oriented dot-com companies enter the Net economy at Internet speed, prepared to execute large-scale transactions. The second -- IT Solutions Outsourcing -- enables clients to turn over management of an IT project, function or department -- improving efficiency and maximizing results. These two lines of business, in combination with IT Staffing, form the Company's service portfolio.

     Solution Centers. PRT's Solution Centers in Windsor, Connecticut, and Barbados, West Indies, provide centralized and comprehensive IT services that combine skilled IT professionals, proven quality processes and knowledge management systems. The Centers, each more than 50,000 square feet in size, have parallel technology infrastructures, organizational units and human resource practices that enable PRT to shift projects and personnel to meet client requirements and maximize staff productivity.

     Quality Processes. PRT's Balanced Quality System(TM) ensures that its solutions meet industry standards while reflecting the realities of the client's business priorities. The System is a dynamic approach that draws on four sources for setting and meeting quality goals for each solution component: rigorous quality principles based on the Software Engineering Institute's Capability Maturity Model; iRAD, PRT's own iterative rapid application development process; project management; and the business value of the function as stated by the client.

     To ensure quality measurement and control, PRT keeps its quality assurance teams independent from project management teams. It also maintains a proprietary, Lotus Notes-based Knowledge Asset Database(TM) with best-practice methods, tool sets and work products that are available to all project teams.

IT STAFFING

     This business line accounted for roughly 62 percent of the Company's revenues in 1999. PRT's IT Staffing delivers individual or team staffing for a full spectrum of IT application development and maintenance services, from legacy systems and client server to Internet and network solutions. The Company offers specific industry expertise in the insurance, finance, pharmaceutical and high-tech sectors.

     PRT built its reputation on the capabilities of its experienced project managers skilled in the use of its Balanced Quality System and Knowledge Asset Database. Other frequently filled positions include business analysts, architectural designers, application and tools programmers, database designers and programmers, usability engineers, testers, technical writers and help desk support.

     PRT professionals have a wide range of skills, including state-of-the-art Internet languages, operating systems, technologies, databases, applications, tools and security, as well as legacy skills. To keep skills sharp, the Company provides computer-based and classroom training for employees and subcontractors.

EBUSINESS ENABLEMENT

     Introduced in August 1999, this business line accounted for 9 percent of the Company's revenues for the year. Through eBusiness eNablement, PRT ensures the rapid development of focused, flexible solutions that meet or exceed its clients' business goals. PRT solutions allow for easy implementation of new applications, integration with existing platforms, and communication and interaction with the client's supply chain and customers.

     PRT begins each e-business project with WebStarter(TM). WebStarter explores the client's current situation and e-business goals and creates a clear picture of the scope of the project, how work will proceed and how much the solution will cost -- both to develop and operate. WebStarter results include: concept design, the proposed architectural model, a high-level use case model, an iteration schedule, a quality overview, high-risk sequence diagrams, a risk assessment, a detailed project plan as well as a budget. After WebStarter is complete, the project team and client move into iRAD -- PRT's iterative process for rapid application development. The project team focuses on the most complex, high-risk functional components of the solution first. Members construct, implement and test the first set of components. As they add components, they revisit each previous set to ensure compatibility and functionality. The overall development process includes three phases: (1) Elaborate -- define, design, (2) Build -- model and build, and (3) Deliver -- improve, test, deploy and document.

     PRT's iRAD process gives clients several major benefits, including clear, accurate information up front about schedules and costs. It also provides clients with early validation and less risk because the most complex components are built first. Clients also benefit from flexible, scalable solutions which are built to industry standards.

     After development is complete, PRT offers technical operations support to manage and maintain the solution.

IT SOLUTIONS OUTSOURCING

     Launched in August 1999, this business line accounted for roughly 29 percent of the Company's 1999 revenues. PRT's IT Solutions Outsourcing gives clients access to expert technical support without the expense and administrative burden of maintaining facilities, technology or adding full-time personnel. IT Solutions Outsourcing services include application development and maintenance, networking, call centers and help desks, systems management and Internet communications. PRT can manage an outsourced project in the customer's facility or in one of its Solution Centers. PRT's IT Solutions Outsourcing Services encompass: (1) Resources -- the acquisition, deployment, and use of people, facilities, technology, equipment, support functions and supplies, (2) Integration -- the linking of business processes, including the development of interfaces, with related processes and applications, and (3)
Performance -- shared commitments for setting, measuring and achieving optimal service.

TARGET MARKETS

     PRT's targeted industry sectors include financial services; banking and capital markets; insurance; pharmaceuticals and health care; high-tech; dot-com; and hospitality, travel and tourism. The Company recently formed a joint venture with Interior Systems Inc. ("ISI"), a qualified SBA 8(a) minority supplier of facilities and real-estate management services. Though this joint venture, PRT and ISI seek to provide IT solutions to commercial entities and government agencies as a Tier 1 qualified minority supplier.

     PRT is active in several geographic markets, including the Mid-Atlantic region from Washington, D.C., to New York; New England from Connecticut to Maine; and the Caribbean and Latin America through PRT Solutions International in Barbados, West Indies.

     Clients. PRT focuses its marketing efforts in two chief categories -- Fortune 1000-sized companies with significant IT and business needs, and dot-com companies. In the 12 months ending Dec. 31, 1999, PRT's largest clients, listed alphabetically, were Guy Carpenter, Hartford Insurance, J.P. Morgan, Pfizer and Prudential Insurance. Other major clients include Allied Domecq, Citigroup Travelers Insurance, Interior Systems Inc., Opus360, Phillip Morris International and The Sun-Netscape Alliance.

COMPETITIVE INFORMATION

     eBusiness eNablement. PRT's eBusiness eNablement solutions typically compete with services offered by Scient, Sapient and Agency.com. Although these competitors offer scalable, interactive solutions, their focus is primarily on electronic business services. PRT can draw upon its other lines of business to combine eBusiness eNablement solutions with IT outsourcing and staffing services. This combination provides a true end-to-end solution encompassing eBusiness applications, staff support and ongoing maintenance.

     IT Solutions Outsourcing. PRT's IT Solutions Outsourcing offerings typically compete with national companies such as Computer Horizons and Computer Sciences Corporation. PRT is well positioned against industry competitors through the operation of two large software engineering centers fully equipped to quickly support client-outsourcing needs. In addition, PRT utilizes its Balanced Quality System(TM) to ensure that processes reach the highest levels of quality.

     IT Staffing. PRT's IT Staffing solutions typically compete with services offered by national competitors such as Keane and regional competitors such as Command Systems and Howard Systems. PRT is well positioned against its competition through the extensive industry knowledge maintained by its IT Staffing team within various vertical markets. Also, PRT employs unique staffing disciplines enabling PRT teams to meet and exceed rigorous quality guidelines established by the Software Engineering Institute's Capability Maturity Model.

THE IT SERVICES INDUSTRY

     PRT believes that a number of key industry trends will continue to have a major influence on the worldwide IT services market.

SHORTAGE OF IT PROFESSIONALS

     Top-level IT professionals continue to be in short supply. The population of well-trained and highly skilled IT specialists is small -- and increasingly, they're finding the best career opportunities with IT professional services companies. This is creating a growing gap inside corporations between what can be done in house and what has to be accomplished with outside IT help.

     As corporations move to e-business, there is more complex work to be done -- integration of legacy systems, creation of and migration to new applications architectures -- and fewer skilled internal resources to accomplish it. This growing capability gap will generate more demand for the Company's services.

     Gartner/Dataquest calls IT outsourcing and business process outsourcing "dominant business strategies of the market leaders as legitimate means to gain efficiencies, control costs and drive business value." The independent research firm estimates that demand for outsourced IT professional services will continue to grow at a rate of nearly 17 percent a year -- with total worldwide revenues of $472 billion in 2002.

E-BUSINESS DEMAND

     In the next three to five years, firms struggling to reinvent business processes and reach more online consumers will invest heavily in e-business consulting and support. This demand is expected to increase the U.S. e-business services market from $10.6 billion today to $64.8 billion in 2003, according to Forrester Research Inc., an independent research organization that provides information about the IT services industry.

     The need for e-business help will grow as Internet initiatives increase in complexity. The average company budget for service providers is $750,000 in 1999 -- and is expected to will grow to $1.5 million in 2001, according to Forrester Research. Companies are moving away from stand-alone commerce sites toward Internet-enabled supply chains and customer service systems. They're seeking help to create new business models, smooth out site architecture, reach consumers and link with the middle market.

     Forrester Research identifies four key e-business services -- strategy, marketing, design and technical services. Marketing and technical services are in the highest demand. More than 63 percent of outsourcing dollars will go to marketing help, application development and commerce package implementation. A growing number of IT service companies will compete for service contracts.

     Few companies use vendors for end-to-end Web solutions, instead using multiple service providers to get results -- an average of three per company. PRT is well positioned to compete in this compartmentalized market. The Company's eBusiness eNablement business line focuses on two of the most in-demand categories: design and technical services for the Internet, intranet and extranet. For clients who need additional help, PRT is poised to respond through a growing strategic network of alliances and partnerships.

SOFTWARE ENGINEERING CHALLENGES

     Software engineering organizations face significant challenges in delivering high-quality applications on time and on budget. Because software development is plagued with problems, the push for standards and benchmarks will intensify. One system -- the Capability Maturity Model (CMM) developed by the Software Engineering Institute at Carnegie Mellon University -- is gaining momentum in the industry. As Charles Connell stated in the February 15, 2000, Boston Globe: "CMM is hot in the software development world. Companies are committing to CMM as the blueprint for their improvement."

     CMM documents best practices for software development and provides an orderly plan for improving software development methods gradually. CMM defines a set of five maturity levels for software development organizations and details the attributes of each level. Level 1, the entry level, covers any software development process in existence. Level 5 characterizes a sophisticated software development shop that consistently produces high-quality results, on time and in budget. Level 5 organizations systematically improve themselves by self-examination and internal process tuning. Levels, 2, 3 and 4 define various steps along the road to improvement. PRT has achieved Level 3 certification at its Barbados Solutions Center and is in the process of securing Level 2 certification at the Windsor, Conn., Center.

OFFSHORE AND NEAR-SHORE SOFTWARE ENGINEERING

     International Data Corporation, an independent research firm, cites a number of reasons IT services firms are creating offshore and near-shore service providers: industry-wide skills shortage, rapidly escalating cost of domestic or onshore labor, proliferation of Internet technologies, urgency of IT projects driven by Y2K and the euro and globalization of industries across global markets.

     India, Mexico and the Caribbean, and South Africa are three of the most active offshore regions. India is one of the hottest regions thanks to vast access to skills, quality of workforce, lower costs, rapid time to market, government support and fluency in English. Mexico and the Caribbean offer similar advantages -- as well as proximity to the U.S. market and support of the NAFTA agreement among Mexico, Canada and the U.S.

     IDC, an independent research organization, predicts that "the offshore model will evolve to become a serious competitor to both U.S.-based services firms and also for large global outsourcing vendors." PRT is taking advantage of the benefits of offshore and near-shore operations through its Solutions Center in Barbados, West Indies.

PRT SERVICES OFFERED

IT STAFFING

     PRT has a wide range of experienced IT professionals available to help customers with their IT staffing needs and goals. Our expertise includes programming languages, operating systems, databases, applications and tools. Technology environments served are mainframe, client server, Internet and network.

     PRT has built its reputation on the capabilities of its experienced project managers skilled in the use of its Knowledge Asset Database. This proprietary resource includes software quality assurance; software configuration management; project initiation, planning, tracking and closure; peer review; and customer interaction allowing for the creation and use of best practices by all of our project managers.

     PRT provides IT staffing to meet a range of client needs -- including application development and implementation, project management and other IT support, including business analysis, quality assurance, usability analysis, documentation and help desk support.

EBUSINESS ENABLEMENT

     PRT's eBusiness eNablement business line focuses on two of the most critically needed services for companies striving to harness the Internet, intranet and extranet: design and technical services.

     PRT's eBusiness eNablement objective is to create and integrate Web applications that enable customers to maximize business value, protect their investment in legacy systems, and communicate and transact effectively with customers, trading partners and employees. Typical customers include Fortune 1000 and dot-com companies in the commercial and government sectors.

     PRT begins its interactive process with the customer with WebStarter, a fixed-price engagement that enables the client to evaluate and define its commitment, and phase its e-business development. After Web Starter is complete, the project moves through three consulting phases: elaboration, building, and testing and deployment.

     PRT's proprietary Balanced Quality System(TM) guides both WebStarter and the consulting phases. This System includes four components -- business value determined by clients; PRT's iRAD engineering process, the Software Engineering Institute's CMM process, and project management. The Balanced Quality System is dynamic and high impact. Based on industry standards -- and balanced by the client's own business priorities -- the System enables PRT to deliver well-engineered, affordable solutions. Best practices are captured and reused by all of PRT's experienced development teams.

     PRT's iRAD process is based on the industry-standard Unified Modeling Language -- UML. During the WebStarter engagement, the project team breaks down the functionality required by the customer into use cases. Use case definition allows PRT to assess how the eventual system will work based upon the components of the business model. This component analysis enables the team to validate the architecture, isolate changes required and clearly identification software change issues.

     The project team prioritizes each use case and focuses on the most complex, high-risk functional components of the solution first. Members construct, implement and test the first set of components. As they add components, they revisit each previous set to ensure compatibility and functionality.

     PRT's iRAD process unifies best practices from project management; business modeling; requirements management; analysis and design; testing; and change control into one consistent, full life-cycle process. The benefits of the PRT approach include: shorter development cycles through controlled iterative development, increased developer productivity through model-driven development, improved software quality through use-case and business-focused development, significant software reuse through a focus on software architecture and components and enhanced team communication through use of UML.

     PRT has developed a Lotus Notes-based Knowledge Asset Database(TM) based on CMM and critical to the Company's ongoing learning and improvement efforts. The Knowledge Asset Database is a collaborative tool used by the development staff, project managers, business analysts and graphic designers. The database includes the following components: software quality assurance, data center library, project initiation, site administration, customer interaction, configuration management, voice and data LAN/WAN/MAN connections, planning, tracking and closure, as well as peer review. PRT's project management model is based on principles from the Project Management Institute. Clients can choose from three management models -- customer-managed, collaboratively-managed and PRT-managed. For all of these models, PRT supports knowledge transfer to the client and the use of our tools and technology.

     PRT's engagement model focuses on customer requirements and allows for development to be done at the client's site or in PRT's Solution Centers in Windsor, Connecticut, or Barbados, West Indies. Client contact begins with a PRT sales representative and is transferred to a project manager as a project gets under way. The project manager is responsible for translating the customer needs to the developers, business analyst, coders and graphic designer. The production and development teams report to a unit manager. For large projects, these teams are augmented with additional developers. All escalation issues are handled by PRT's vice president and general manager, who oversees all sales representatives and unit managers.

IT SOLUTIONS OUTSOURCING

     PRT's IT Solutions Outsourcing services include application development and maintenance; networking; call centers and help desks; systems management; and Internet communications. PRT can manage outsourced projects at the client's site or from one of its Solution Centers.

     IT Solutions Outsourcing encompasses: (1) Resources -- the acquisition, deployment, and use of people, facilities, technology, equipment, support functions and supplies, (2) Integration -- the linking of business process, including the development of interfaces, with related processes and applications and (3) Performance -- the responsibility for service level metrics and agreements

     For each outsourcing project, PRT completes a six-phase consulting process that includes assessment, solution definition, transition planning, implementation, testing and support.

     In application development and maintenance, PRT's outsourcing services include: application development, project management consulting, application infrastructure integration, system simulation, testing services, applications maintenance and software performance improvement.

     In network support, PRT's outsourcing services include: managed network solutions, network connectivity, network collaboration services and premise data services.

     In systems management, PRT's outsourcing services include: data center management, mid-range management, data transfer services as well as testing services.

     In call center and help desk support, PRT's outsourcing services include call center support and management.

     In Internet communications, PRT's outsourcing services include: legacy and Internet connectivity, remote access service and Web hosting.

CERTAIN TRANSACTIONS

LOAN AND SECURITY AGREEMENT WITH BANK OF AMERICA

     In August 1999 PRT entered into a loan and security agreement with Bank of America Commercial Finance, formerly known as Nations Credit Commercial Corporation ("Bank of America"), the proceeds of which are to be used for general working capital. The initial maturity date of the loan is August 4, 2001, however, PRT may terminate prior to that date on 30 days written notice to Bank of America, plus an early termination fee of 1% of the Maximum Facility Amount. The maximum loan facility is based on the amount of eligible accounts receivable of the Company. This loan is secured by a security interest in all of PRT's tangible and intangible personal property, and a first and only security interest in and lien on all of PRT's fixed assets; and a first and only security interest in and pledge of all of PRT's stock of its foreign subsidiaries. The maximum loan amount is $13,500,000; however; the actual amount the Company may borrow is substantially less due to restrictions on its eligible accounts receivable. These limitations on borrowing include, but are not limited to, eligible accounts receivable, as defined. In addition, the PRT cumulative net loss before interest, taxes, depreciation and amortization for the period from July 1, 1999 through August 4, 2001 cannot exceed $4,500,000. As of March 31, 2000 the current availability ranges from $500,000 to $1,200,000.

INSTITUTE FOR SOFTWARE PROCESS IMPROVEMENT ("ISPI")

     PRT discontinued operations of its ISPI subsidiary in June 1999. Effective October, 1999 PRT sold all course materials and related intellectual property rights of ISPI to Aimware Ltd. In addition, PRT agreed to waive certain non-competition obligations of certain former PRT employees so that Aimware could hire these employees to provide ISPI services. In exchange for the sale of these ISPI assets, PRT is to receive a royalty payment equal to 5% of all Aimware revenues generated from the assets sold during the first 18 months after the sale.

COMPETITION

     The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of PRT include "Big Five" accounting firms, software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms, as well as internal IT staff of PRT's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value.

INTELLECTUAL PROPERTY RIGHTS

     The Company believes that its success and ability to compete is dependent upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements with its employees, subcontractors, key suppliers and customers and other measures to establish and protect its technology and other proprietary rights. The Company does not have any patents. The Company has copyright protection with respect to certain of its proprietary software, its Web site and certain marketing materials, as well as U.S. trademark registration for many of its trade and service marks. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued software development and maintenance needs of its proprietary systems and technology, and brand name recognition are more important to establish and maintain a leadership position and strengthen its brand.

     As part of its confidentiality procedures, the Company typically enters into agreements with its employees, subcontractors and certain clients which limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that steps taken by the Company will be adequate to prevent misappropriation of its technology, that agreements entered into for that purpose will be enforceable or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Policing unauthorized use of the Company's proprietary rights is difficult. Any misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, results of operations or financial condition. The Company could incur substantial costs and management's attention could be diverted from the Company's operations in protecting and enforcing its intellectual property. Moreover, there can be no assurance that claims asserting that its intellectual property rights infringe on the intellectual property rights of others will not arise. There can be no assurance that such a claim will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringing intellectual property from a third party on commercially reasonable terms if at all in the event of an adverse determination. The Company typically has agreed to indemnify its customers and key suppliers for liability in connection with the infringement of a third party's intellectual property. While the Company is not currently subject to any such claims, any future claim, with or without merit, could result in material adverse effect on the Company's business, results of operations or financial condition.

ITEM 2.  PROPERTIES

     The Company leases all of its facilities, consisting of approximately 100,000 square feet of space in 4 locations. PRT currently operates in three types of facilities: (i) Computer Software Engineering Centers ("CSECs"), (ii) sales and account management offices, and (iii) administration and operations offices in New York, New York; Windsor, Connecticut; Hawthorne, New York; and Barbados, West Indies. PRT has sales and account management offices located in Connecticut and New York. Currently, the Company operates two CSECs, located in Barbados, West Indies and Windsor, Connecticut. The Company has shut down its CSEC in Bombay, India as well as sales and account management offices in Pennsylvania, Connecticut, Chicago and Colorado. The Company also sublet a substantial part of its New York, New York facility to a third-party. It is expected that no additional space will be required at this time, but that operations may relocate in order to be closer to their growing customer base. The Company has listed part of its Windsor, Connecticut space for sublet in order to reduce costs. The Company has not received any suitable offers for all of this space and cannot predict when such space might be sublet.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed on September 16, 1998 in the United States District Court for the Southern District of New York, captioned Steinberg V. PRT Group Inc. Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, 98 Civ 6550. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper. On April 14, 1999, PRT filed a motion to dismiss the complaint in the case on the grounds of legal insufficiency. On March 28, 2000, the Company's motion to dismiss the class action lawsuit, was granted by the Court. The plaintiffs' request for leave to amend the amended complaint was also denied.

     In the normal course of business, various claims may be made against the Company. At this time, in the opinion of management, there are no pending claims, aside from the above mentioned shareholder suite, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By Proxy dated March 24, 2000 the Company submitted the following matter to a vote of its shareholders: election of 3 Class III directors. In addition, the Company will ask the shareholders to ratify the appointment of Ernst & Young as auditors of the Company's financial statements for the year ending December 31, 2000.

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

     Set forth below are the high and low sales prices for shares of the Common Stock commencing November 20, 1997:

FISCAL PERIOD                                                 HIGH      LOW
-------------                                                ------    ------
1997
November 20, 1997 through December 31, 1997................  $21.00    $11.00

1998
First Quarter..............................................   20.19      9.56
Second Quarter.............................................   12.00      8.75
Third Quarter..............................................   11.63      3.88
Fourth Quarter.............................................    3.50      2.63

1999
First Quarter..............................................   5.563     2.406
Second Quarter.............................................    3.50     2.000
Third Quarter..............................................   2.875      1.75
Fourth Quarter.............................................   2.625      1.75

     The number of stockholders of record of the Common Stock as of March 10, 2000 was approximately 3,500 based on transfer agent reports; the closing price of the Common Stock on Nasdaq on March 10, 2000 was $2.75.

     During the year ended December 31, 1997, the Company declared dividends of $724,000. The 1997 dividends represented dividends paid to the former holders of the Company's Series A Convertible Preferred Stock (the "Convertible Preferred Stock") and distributions paid to the former holder of certain of the Company's Unit Warrants (as hereinafter defined) at the time of the Company's initial public offering. (See below, Note 6 to Consolidated Financial Statements under
Item 8, Financial Statements and Supplementary Data.) At the time of consummation of the initial public offering of the Company's Common Stock, the Convertible Preferred Stock and Unit Warrants were converted into shares of Common Stock and are no longer outstanding. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In Thousands, Except Per Share Data)

                                                    YEARS ENDED DECEMBER 31
                               ------------------------------------------------------------------
                                  1995          1996          1997          1998          1999
                               ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
Revenues.....................  $   20,346    $   23,801    $   59,816    $   85,607    $   65,359
Cost of revenues.............      15,594        17,965        40,898        64,096        47,815
                               ----------    ----------    ----------    ----------    ----------
Gross profit.................       4,752         5,836        18,918        21,511        17,544
Selling, general and
  administrative expenses....       4,110         9,235        19,332        34,214        31,441
Restructuring charges........          --            --            --            --         7,483
                               ----------    ----------    ----------    ----------    ----------
Income (loss) from
  operations.................  $      642    $   (3,399)   $     (414)   $  (12,703)   $  (21,380)
                               ==========    ==========    ==========    ==========    ==========
Net income (loss)............  $      115    $   (3,269)   $     (553)   $  (12,040)   $  (21,215)
                               ==========    ==========    ==========    ==========    ==========
Basic and diluted income
  (loss) per share...........  $     0.01    $    (0.23)   $     (.04)   $     (.66)   $    (1.16)
                               ==========    ==========    ==========    ==========    ==========
Number of shares used in
  computing basic and diluted
  net income (loss) per
  share......................  14,469,691    14,310,155    14,728,087    18,213,252    18,274,705
                               ==========    ==========    ==========    ==========    ==========

                                                               DECEMBER 31
                                            --------------------------------------------------
                                             1995      1996       1997       1998       1999
                                            ------    -------    -------    -------    -------
BALANCE SHEET DATA:
Working capital...........................  $1,277    $13,923    $51,253    $23,577    $ 9,034
Total assets..............................   4,860     23,960     75,914     62,782     40,535
Total stockholders' equity (deficit)......     781     (2,081)    64,089     52,387     31,271

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

RESULTS OF OPERATIONS

     The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

                                                      YEARS ENDED DECEMBER 31
                                                      -----------------------
                                                      1997     1998     1999
                                                      -----    -----    -----
Revenues............................................  100.0%   100.0%   100.0%
Cost of Revenues....................................   68.4     74.9     73.2
                                                      -----    -----    -----
Gross Profit........................................   31.6     25.1     26.8
SG&A................................................   32.3     39.9     48.1
Restructuring charges...............................     --       --     11.4
                                                      -----    -----    -----
Loss from operations................................   (0.7)%  (14.8)%  (32.7)%
                                                      =====    =====    =====

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Revenues. Revenues decreased approximately 23.6 % to $65.4 million in fiscal year 1999 from $85.6 million in fiscal year 1998. The decrease in revenue was the result of several projects coming to an end and the non-renewal of certain client assignments further compounded by a slow down during the fourth quarter 1999 related to the approach of the Year 2000. Additionally, revenue decreased as a result of the restructuring during the second quarter of 1999 which included the discontinuance of operations of the Institute for Software Process Improvement ("ISPI") division.

     Cost of Revenues. Cost of revenues decreased approximately 25.4% to $47.8 million in fiscal year 1999 from $64.1 million for the comparable period in 1998. As a percentage of revenues, cost of revenues decreased to approximately 73.2% in fiscal year 1999 from approximately 74.9% for fiscal year 1998. The decrease in cost of revenues was in direct proportion to the decrease in revenues, together with a reduction in professionals and a discontinuation of relocation packages to the United States from the Barbados Computer Software Engineering Centers ("CSECs").

     Gross Profit. For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 26.8% from 25.1% for the comparable period in 1998.

     SG&A Expenses. SG&A expenses decreased approximately 8.1% to $31.4 million in fiscal year 1999 from $34.2 million for the comparable period in 1998. As a percentage of revenues, SG&A expenses increased to approximately 48.1% in fiscal year 1999 from approximately 39.9% for the comparable period in 1998. The decrease in SG&A expenses resulted from (i) cost cutting measures undertaken offset by increases from costs associated with the hiring of a new Chief Executive Officer and new management team, (ii) increased marketing and promotional expenditures, and (iii) increased legal fees in connection with the class action suit. In addition, the SG&A expenses as a function of revenues was negatively affected by the lower revenue base.

     Restructuring. The Company incurred $7.5 million in restructuring charges comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the Institute for Software Process Improvement, Inc. ("ISPI"). Furthermore, the Company moved its headquarters to Windsor, Connecticut and has converted its former Manhattan headquarters to a smaller sales office, and sub-let the excess space in the former headquarters. As of December 31, 1999, the Company was unable to sub-let the unproductive portion of the Hartford Software Engineering Center and estimates that it could take 18-24 months to sub-lease, which accounts for a provision of approximately $786,000 remaining at December 31, 1999. Additional provisions for restructuring charges remaining as of December 31, 1999 consist of legal and brokers' fees related to the sublease of the Hartford space of approximately $213,000, continuing severance and related costs of approximately $520,000, closure of India operations of approximately $59,000, and sublease of a portion of the New York City office of approximately $81,000.

     Loss from Operations. For the reasons set forth above, loss from operations for the fiscal year 1999 was $21.4 million compared to a loss of $12.7 million in the comparable period in 1998. As a percentage of revenues, the loss from operations for the fiscal year 1999 was approximately (32.7)% compared to approximately (14.8)% in the comparable period in 1998.

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

     Cost of Revenues. Cost of revenues increased approximately 56.7% to $64.1 million in fiscal year 1998 from $40.9 million for the comparable period in 1997. As a percentage of revenues, cost of revenues increased to approximately 74.9% in fiscal year 1998 from approximately 68.4% for fiscal year 1997. In 1998, the increase in cost of revenues as a percentage of revenues reflects lower than anticipated utilization levels in PRT's Barbados and Hartford CSECs, as well as a lower percentage of revenue in the higher margin Y2K work.

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

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly operation information for the most recent eight quarters ending with the quarter ended December 31, 1999. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

                                                                     THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------------
                                      MAR 31,   JUNE 30,   SEPT 30,   DEC 31,   MAR 31,   JUNE 30,   SEPT 30,   DEC 31,
                                       1998       1998       1998      1998      1999       1999       1999      1999
                                      -------   --------   --------   -------   -------   --------   --------   -------
STATEMENT OF INCOME DATA:
Revenues............................  $18,852   $22,669    $22,552    $21,534   $18,541   $ 18,468   $15,909    $12,441
Cost of revenues....................  15,317     16,530     16,011    16,238    14,902      14,072    10,098      8,743
                                      -------   -------    -------    -------   -------   --------   -------    -------
Gross Profit........................   3,535      6,139      6,541     5,296     3,639       4,396     5,811      3,698
SG&A................................   8,701      7,731      8,065     9,717    10,513       8,601     6,899      5,428
Restructuring charges...............      --         --         --        --        --       7,483        --         --
                                      -------   -------    -------    -------   -------   --------   -------    -------
Loss from operations................  $(5,166)  $(1,592)   $(1,524)   $(4,421)  $(6,874)  $(11,688)  $(1,088)   $(1,730)
                                      =======   =======    =======    =======   =======   ========   =======    =======
AS A PERCENTAGE OF REVENUE:
Revenues............................   100.0%     100.0%     100.0%    100.0%    100.0%      100.0%    100.0%     100.0%
Cost of revenues....................    81.2%      72.9%      71.0%     75.4%     80.4%       76.2%     63.5%      70.3%
                                      -------   -------    -------    -------   -------   --------   -------    -------
Gross profit........................    18.8       27.1       29.0      24.6      19.6        23.8      36.5       29.7
SG&A................................    46.2       34.1       35.8      45.1      56.7        46.6      43.3       43.6
Restructuring charges...............      --         --         --        --        --        40.5        --         --
                                      -------   -------    -------    -------   -------   --------   -------    -------
Loss from operations................   (27.4)%     (7.0)%     (6.8)%   (20.5)%   (37.1)%     (63.3)%    (6.8)%    (13.9)%
                                      =======   =======    =======    =======   =======   ========   =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $9.0 million at December 31, 1999 from $23.6 million at December 31, 1998. Cash and equivalents and marketable debt securities were $6.9 million at December 31, 1999 compared to $15.4 million at December 31, 1998. The primary uses of cash during the year ended December 31, 1999 were to fund a net loss of $21.2 million and a decrease in accrued compensation of $1.3 million offset by an increase in accounts receivable of $5.9 million, an increase in prepaid expenses of $903,000, and an increase in accounts payable and deferred revenue of $683,000. Cash and equivalents of $2.4 million were used to purchase additional fixed assets during fiscal year ended December 31, 1999. In addition, the Company used $518,000 in cash from financing activities primarily for the repayment of capital lease obligations.

     The Company's working capital decreased to $23.6 million at December 31, 1998 from $51.3 million at December 31, 1997. Cash and equivalents and marketable debt securities were $15.4 million at December 31, 1998 compared to $44.1 million at December 31, 1997. The primary uses of cash during the years ended December 31, 1998 were to fund a net loss of $12.0 million, a decrease of $2.2 million in accrued compensation, accounts payable, accrued expenses and deferred revenue offset by a decrease in accounts receivable of $1.8 million. Cash and equivalents of $4.9 million were used to purchase additional fixed assets during fiscal year ended December 31, 1998. In addition, the Company purchased the net assets of ACT and ISPI for approximately $13.0 million and $2.7 million, respectively, in 1998. For the year ended December 31, 1998, the Company used $1.1 million in cash from financing activities, primarily relating to the repayment of debt.

     In August 1999 PRT entered into a loan and security agreement with Bank of America the proceeds of which are to be used for general working capital. The initial maturity date of the loan is August 4, 2001, however, PRT may terminate prior to that date on 30 days written notice to Bank of America, plus an early termination fee of 1% of the Maximum Facility Amount. The maximum loan facility is based on the amount of eligible accounts receivable of the Company. This loan is secured by a security interest in all of PRT's tangible and intangible personal property, and a first and only security interest in and lien on all of PRTs fixed assets; and a first and only security interest in and pledge of all of PRTs stock of its foreign subsidiaries. The maximum loan amount is $13,500,000; however; the actual amount the Company may borrow is substantially less due to restrictions on its eligible accounts receivable, as defined. These limitations on borrowing include, but are not limited to, eligible accounts receivable as defined. In addition, the PRT cumulative net loss before interest, taxes, depreciation and amortization for the period from July 1, 1999 through August 4, 2001 cannot exceed $4,500,000. As of March 31, 2000 the current availability ranges from $500,000 to $1,200,000. As of December 31, 1999, there was nothing outstanding under this credit facility.

     On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, in Common Stock on a one for one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant is convertible into one share of Common Stock prior to April 14, 2005 at the option of the holder. The guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,700,000, was deemed to be a dividend for purposes of calculating earnings (loss) per share. Accordingly, such deemed dividend will be recorded as a reduction to amounts available to common shareholders during the quarter ending June 30, 2000.

     The Company anticipates that its primary uses of working capital in the near term will be the expansion of its lines of business, primarily e-business and outsourcing, and the accounts receivable related thereto. The cash generated from working capital may not be adequate to fund such uses and accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or sale of equity securities resulting in further dilution to shareholders. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

YEAR 2000 DISCLOSURE

     In 1998 and 1999, the Company took steps to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. As a result, those computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operation, including among other things a temporary inability to process transactions, send incorrect invoices or engage in similar normal business activities.

     The Company's internal computer information systems are Year 2000 compliant. PRT Group implemented new application systems effective during 1998, to satisfy all finance, accounting, human resources, sales and recruiting requirements. All internal computer hardware, operating systems, utilities and tools have been tested and made compliant. As of the date of this document, the Company has not encountered any material Year 2000 problems to its internal systems. Furthermore, management believes that Year 2000 issues will not pose significant operational problems for the Company.

     PRT's costs associated with Year 2000 compliance have been approximately $750,000 of which $525,000 was capitalized in relation to new application software purchased and $225,000 expensed as internal costs.

LITIGATION

     The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed on September 16, 1998 in the United States District Court for the Southern District of New York, captioned Steinberg V. PRT Group Inc. Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, 98 Civ 6550. The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated Sections 11, 12(a)(2) and/or 15 of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper. On April 14, 1999, PRT filed a motion to dismiss the complaint in the case on the grounds of legal insufficiency. On March 28, 2000, the Company's motion to dismiss the class action lawsuit was granted by the Court. The plaintiffs' request for leave to amend the amended complaint was also denied.

     In the normal course of business, various claims may be made against the Company. At this time, in the opinion of management, there are no pending claims, aside from the above mentioned shareholder suite, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

INCREASING SIGNIFICANCE OF AND RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     During the years ended December 31, 1997, 1998 and 1999, the percentage of revenue generated outside the United States was 29%, 21% and 8.3%, respectively. There were no revenues generated outside the United States prior to 1995. The Company's international operations depend greatly upon business, immigration and technology transfer laws in those countries and upon the continued development of the local technology infrastructure. As a result, the Company's business is subject to the risks generally associated with non-United States operations including, among other things: (i) unexpected changes in regulatory environments; (ii) difficulties in managing international operations; (iii) potential adverse foreign tax consequences, including impact upon repatriation of earnings; (iv) tariffs and other trade barriers and (v) political unrest and changing conditions in countries in which the Company's services are provided or facilities are located. In addition, although nearly all of the Company's foreign sales are payable in U.S. Dollars, there can be no assurance that of the Company's future contracts will be payable in U.S. Dollars; to the extent that the Company's future contracts are payable in foreign currencies, the Company could be exposed to fluctuations in currency exchange rates. Although the Company does not engage in currency hedging transactions, to date the Company has not sustained any foreign currency losses. If any of the above factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on the Company's business, operating results and financial condition.

     PRT has operated its Barbados SEC for approximately three years. PRT believes Barbados is one of the most stable countries in the Caribbean, has a long tradition of democracy and that the Company currently has good relations with the government of Barbados. While PRT (Barbados) Ltd. ("PRT Barbados") is an international business company under Barbadian law, PRT has negotiated special incentives with the Barbadian government including, among other things, certain advantageous tax rates, an exclusivity and non-compete agreement (which expires in 2011) and the ability to secure an unlimited number of employee work permits and visas. There is no guarantee that this relationship will continue or that these special incentives will not be curbed or eliminated. While the Company believes that the expiration of the non-compete agreement will not have a material adverse effect on PRT's business, operating results or financial condition, there can be no assurance that this will be the case. If the Barbadian government were to take any such action in the future, it could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED OPERATING HISTORY; LOSSES

     The Company has a limited operating history and has incurred losses from the year ended December 31, 1995 until the year ended December 1999. In order to operate profitably in the future, the Company must accomplish some of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients, (ii) develop and realize additional revenue sources and (iii) reduce costs of providing services. There can be no assurance that the Company will be successful in meeting these objectives or that the Company will be able to sustain profitability.

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

ABILITY TO SUSTAIN AND MANAGE GROWTH

     The Company's business has grown rapidly during the past several years due to the increased demand for its services from existing clients, the addition of new clients and the increased number of Company sales and account management offices and CSECs. The Company's continued growth is dependent upon a number of factors, including, but not limited to: (i) the continued profitable growth of the Barbados and Hartford area CSECs; (ii) the ability of the CSECs to become profitable in the future; (iii) the ability to cultivate additional business from existing clients; (iv) the ability to obtain new clients; (v) the ability to locate and hire IT professionals within new and existing markets; (vi) the continued identification and training of corporate personnel; (vii) the ability to anticipate, acquire, master and exploit new technologies as they develop,
(vii) the ability to anticipate the ramp-up rate of client projects and (ix) the ability to manage expenses in anticipation of expected project revenue ramp-up. There can be no assurance that the Company's historical revenue growth will continue. Further, the Company's rapid growth and expansion has placed and could continue to place a significant strain on the Company's management, personnel and resources. The Company's ability to continue to manage its growth successfully will require it to further enhance its management, financial and information systems and controls. Finally, the Company's management has no demonstrated experience in managing the Company during times of economic downturn, and there can be no assurance that management can maintain profitability or growth levels at such times. The failure to manage growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

CONCENTRATION OF REVENUES

     In fiscal year 1999, approximately 53% of the Company's revenues were derived from five clients with one client, Prudential Insurance Company of America, accounting for approximately 19% of the Company's revenues in 1999, 25% of the Company's revenue in 1998 and 30% of the Company's revenue in 1997. J.P. Morgan accounted for approximately 11% of the Company's revenues in 1999, approximately 15% during fiscal year 1998 and 23% of revenues in 1997. During fiscal years 1998 and 1997, approximately 58% and 79% were derived from its five largest clients, respectively.

     Certain stockholders of the Company are significant PRT clients. Although the Company has no reason to expect it, a client-stockholder could be less inclined to maintain the same volume of business with the Company in the future if such client-stockholder were to sell most or all of its shares of PRT Common Stock.

POTENTIAL LIABILITY TO CLIENTS

     Many of the Company's engagements, including Year 2000 projects, involve services that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Although the Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. Additionally, the Company's attempts to contractually reduce liability with many of its largest clients have met with limited success. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse effect on the client's operations and, therefore, could give rise to claims against the Company or damage the Company's reputation, which could have a material adverse effect on the Company's business, operating results and financial condition.

RELIANCE ON KEY PERSONNEL

     The Company's future success depends on the continued services of certain key management personnel, in particular, Dan S. Woodward, Chief Executive Officer, and Stephen Michaelson, Chief Operating Officer, each of whom has entered into an employment agreement with PRT. In addition, the Company's continued growth depends on its ability to attract and retain capable management personnel. Failure to do so or the loss of either of Messrs. Woodward or Michaelson could have a material adverse effect on the Company's business, operating results and financial condition.

CONTRACT RISK

     Most of the Company's contracts are terminable by the client following limited notice and without early termination payments or liquidated damages due to PRT. In addition, each stage of a project often represents a separate contractual commitment at the end of which the client may elect to delay or not to proceed to the next stage of the project. While, to date, none of the Company's clients has terminated a material contract or materially reduced the scope of a large project, there can be no assurance that one or more of the Company's clients will not take such actions in the future. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on the Company's business, operating results and financial condition.

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

COMPETITION

     The Company experiences intense competition. The market for services such as those PRT offers is very broad and such services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, PRT. Addition-ally, in certain sectors of the Company's business, particularly IT staffing, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to the Company, PRT's ability to compete effectively will increasingly depend upon the quality and price of its services. Competition could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATED TO POSSIBLE ACQUISITIONS

     The Company has expanded and may continue to expand its operations through the acquisition of additional businesses. See "Business -- Certain Acquisition Transactions." There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial expenses, delays or other operational or financial difficulty. Furthermore, acquisitions may involve a number of special risks, including, but not limited to: (i) diversion of management's attention, (ii) possible failure to retain key acquired personnel, (iii) unanticipated events or circumstances, (iv) risks of entering markets in which the Company has no or limited prior experience or (v) legal liabilities and amortization of acquired intangible assets. Client satisfaction or performance problems at a single acquired business could have a material adverse effect on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses will achieve anticipated financial performance. While the Company from time to time considers acquisition opportunities, it has no existing binding agreements, understandings or commitments to effect any material acquisition. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

UNITED STATES GOVERNMENT REGULATION OF IMMIGRATION

     The Company recruits employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 1999, approximately 19% of PRT's worldwide workforce was working under such temporary work permits in the United States. Although, to date, PRT has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the United States Immigration and Naturalization Service. Continued compliance with existing United States or foreign immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain work permit employees in the United States or employees working under work permits in other countries, could increase the Company's cost of recruiting and retaining the requisite number of IT professionals which could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY RIGHTS

     In order to protect its proprietary rights in its various intellectual properties, the Company currently relies on copyrights, trade secrets and unpatented proprietary know-how which may be duplicated by others. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. As a signatory to the Berne Convention, an international treaty, the government of Barbados has agreed to recognize protections on copyrighted materials conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and Barbados are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of Barbados will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from Barbados to the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to deter unauthorized use and take appropriate steps to enforce its rights. In addition, the failure of such protective measures could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to PRT's technology. The Company presently holds no patents or registered copyrights, but PRT has several registered trademarks for "PRT" and the PRT logo. A competitor of the Company recently announced the filing with the United States Patent and Trademark Office of three patent applications relating to Year 2000 processes. The Company does not know the proprietary features of the processes covered by such patent applications since United States patent applications are not publicly available until the patents, if any, are issued. Although the Company believes that its intellectual property rights, including intellectual property rights licensed from third parties by the Company, do not infringe on the intellectual property rights of others, there can be no assurance that: (i) such a claim will not be asserted against the Company in the future, (ii) assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms or (iii) any of PRT's software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of the Company's competitors. The Company expects that the risk of infringement claims against the Company will increase if more of PRT's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

     As of March 10, 2000, the Mellinger family owned approximately 37.2% of the outstanding shares of Common Stock and effectively controlled the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

     The Mellinger family is comprised of: a) Douglas K. Mellinger, Non-Executive Chairman of the Board of Directors and former Chief Executive Officer of PRT. Douglas K. Mellinger beneficially owns approximately 10.7% of the Company's outstanding shares; b) Gregory S. Mellinger, former Chief Operating Officer, Director and President of the Company's Professional Services division. Gregory S. Mellinger beneficially owns approximately 10.8% of the Company's outstanding shares; c) Paul L. Mellinger, brother of Douglas and Gregory Mellinger, who is not and never has been an employee of the Company. Paul Mellinger owns approximately 11.2% of the Company's outstanding shares; d) Jerome Mellinger and Barbara Davis Mellinger, parents of Douglas, Gregory and Paul Mellinger, who beneficially own approximately 4.5% of the Company's outstanding shares.

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

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

     As of December 31, 1999, the Company had an aggregate of 18,283,642 shares of Common Stock and Non-Voting Common Stock outstanding, 4,600,000 of which were freely tradeable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 13,683,642 shares in the aggregate of Common Stock and Non-Voting Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. The Company and certain of the Company's stockholders have agreed not to offer, sell, contract to sell or otherwise dispose of, directly or indirectly, any shares of Common Stock, or any securities convertible into or Furthermore, on January 27, 2000, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock reserved for issuance to employees who elect to purchase such Common Stock as an investment option under the Company's 401(k) Plan.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

INTEREST RATE RISK

     Our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or around April 14, 2000 (the "1999 Proxy Statement").

     (b) The following table sets forth the executive officers of the Company and their ages as of December 31, 1999 (collectively, the "Management").

                NAME                   AGE                  POSITION WITH THE COMPANY
                ----                   ---                  -------------------------
Dan S. Woodward......................  39     President and Chief Executive Officer
Stephen E. Michaelson................  52     Chief Operating Officer and Executive Vice President
Rocco Mitarotonda....................  36     Chief Financial Officer and Senior Vice President,
                                              Finance
Jack D. Mullinax.....................  60     Executive Vice President, Human Resources
Kay E. Kienast.......................  50     Senior Vice President, Marketing and Strategy
Edward Williams......................  67     Executive Vice President, Sales
Stephen Barre........................  53     Senior Vice President, Sales
Richard L. Rosenfeld.................  43     General Counsel

     Dan S. Woodward is President and Chief Executive Officer of PRT Group Inc. Mr. Woodward came to PRT in May, 1999 from Electronic Data Systems (EDS), where his last position was President of the Strategic Telecom Division, with responsibility for EDS' global business relationships with clients such as AT&T, BellAtlantic, GTE, TCI and Western Union. Prior to that, he served as Vice President, Managed Network Solutions in the Communications Industry Group, leading the strategy and market development teams for the EDS/BellSouth managed network solutions marketing alliance. Prior to joining EDS in August 1997, Mr. Woodward served in a variety of executive and management roles at IBM Technology Service Solutions (TSS). Mr. Woodward was a winner of IBM's "National Branch of the Year" award for two consecutive years. In 1993, he was appointed General Manager of IBM's Network Solutions, creating the client/server consulting and professional services unit of TSS which grew from a start-up under Mr. Woodward's command to an $80 million new service-line for IBM in two years. In 1995, Mr. Woodward was named Vice President and Area General Manager, leading all business lines for TSS in the southwestern U.S.

     Stephen E. Michaelson is Chief Operating Officer of PRT Group Inc. Mr. Michaelson came to PRT in July 1997 with the acquisition of Computer Management Resources, Inc. This was a 100-person IT services firm founded in 1981, headquartered in Connecticut and led by Mr. Michaelson. Mr. Michaelson has been involved in the IT services industry for most of his 30-year career. He began his IT career as a programmer and software developer. Seeing the need in the industry for software development professionals with a core competency in structured development methods spurred Mr. Michaelson to form his own IT services firm. Mr. Michaelson most recently served as the CIO of PRT, spearheading the Y2K compliance readiness effort. This involved simplifying the physical infrastructure, creating an internal customer care facility, and negotiating service-level agreements with all other internal groups, including measurement metrics and reporting.

     Rocco Mitarotonda is the Chief Financial Officer of PRT Group Inc. Mr. Mitarotonda joined PRT Group Inc. in March 1997 as Corporate Controller and was responsible for SEC reporting, financial analysis, mergers and acquisitions as well as finance policy and procedures. Later he was named Treasurer and in June of 1999 was named acting Chief Financial Officer with the formal appointment to CFO in October 1999. While at PRT, Mr. Mitarotonda developed and implemented a series of very effective management reporting tools, well crafted and effective corporate finance policies as well as significantly improved the efficiency and productivity of the finance and accounting organizations. Prior to working at PRT Group, Mr. Mitarotonda was the Assistant Controller and Financial Reporting Manager of EIS International, Inc. (NASDAQ: EISI), a publicly traded software development corporation. Mr. Mitarotonda, in addition to his private company experience, spent six years in public accounting at Ernst & Young, as well as a mid-size firm, managing audit and tax matters. Mr. Mitarotonda graduated from Pace University with a B.B.A. degree in accounting. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Jack D. Mullinax is the Executive Vice President, Human Resources for PRT Group Inc. Mr. Mullinax joined PRT Group Inc. in July 1999. During his 30 year career at IBM, Mr. Mullinax rose through the ranks of the Field Engineering Division to the posts of Branch Manager, Area Manager of Finance, Planning and Administration, National Service Division Manager of Field Operations as well as Region Manager, Southern California. In 1990, Mr. Mullinax took his experience in the service operations and finance arena and moved into Human Resource Management. He later moved to Technology Services Solutions (TSS), a subsidiary of IBM, as the Senior Human Resources Manager supporting 4000 employees across the United States. During his tenure at TSS he facilitated the ISO 9000 certification of the company. Mr. Mullinax did his undergraduate work at Southern Illinois University in Edwardsville, Illinois and Colgate University in Hamilton, New York and received an MBA from Southern Methodist University in Dallas, Texas.

     Kay E. Kienast is the Senior Vice President, Marketing & Strategy for PRT Group Inc. Ms. Kienast joined PRT in July 1999 and is responsible for developing PRT's strategic portfolio; focusing on channels and alliances; refining and defining service offerings; and marketing and branding the corporate identity. In her previous positions, Ms. Kienast has served as Vice President, Global Segment and Solutions Development for Newbridge Networks, leading the development of mass-customized service offerings. Ms. Kienast has held a variety of management and executive positions in sales and marketing at Unisys, DEC, Bell Atlantic and Dell. Ms. Kienast holds BS and MS degrees from Kansas State University, and an Ed.D. degree from East Texas State University. Ms. Kienast resigned her employment with the Company as of March 31, 2000.

     Edward D. Williams is the Executive Vice President, Strategic Outsourcing of PRT Group Inc. Mr. Williams joined PRT Group Inc. in August 1999. Prior to joining PRT, Mr. Williams served as the Senior Vice President, Outsourcing for Computer Horizons Corporation. Prior to that he was the President of Strategic Outsourcing Services, which was acquired by Computer Horizons Corporation in 1994. Mr. Williams also served as the CIO at American Broadcasting Companies, Inc. (ABC), for 16 years and later as CIO for Blue Cross/Blue Shield of New Jersey. Earlier in his career, he held a variety of management and executive positions with Union Carbide Corporation, Cresap, McCormick and Paget, General Electric Company and Republic Aviation Corporation. He was President and founder of three outsourcing companies, Business Information System Division of Science Management Corporation, GBM Servicious De Informacion Tecnolo'gicos S.A. (Central and South America) and Strategic Outsourcing Services Incorporated. Mr. Williams has participated on various information technology committees for the United States Navy (Civilian Advisor), the National Industrial Traffic League, and the American Association for Railroads. A U.S. Army veteran, Mr. Williams holds the Combat Infantry Badge, Purple Heart with two clusters, Bronze Star with a V and the Silver Star with one cluster. He is a graduate of Hofstra University in Hempstead, New York, where he received a B.B.A. in Industrial Management. He studied for his M.B.A. at Fairleigh Dickinson University.

     Stephen Barre is the Executive Vice President, Sales for PRT Group Inc. Mr. Barre, who joined PRT in September 1999, has overall responsibility for the company's corporate wide sales strategy and sales operation. Mr. Barre's career in the IT services industry spans some 26 years. Mr. Barre began his career as a software sales professional at IBM and held a variety of positions with increasing responsibility in sales and general management. At Technology Service Solutions, the former IBM and Kodak joint venture, Mr. Barre led the design and implementation of the Network Solutions Division global sales team, as well as alliance and channel strategies, producing record growth as well as industry recognized channel productivity programs. Mr. Barre earned his bachelor's degree in English from the University of West Florida. He went on to graduate from Officer Candidate School in Quantico, Va. and served as a navigator in the U.S. Marine Corps. For combat duty served in Vietnam, Mr. Barre was awarded the Single Mission Air Medal with a Bronze Star and six Air Medals.

     Richard L. Rosenfeld, Esq. is the Senior Vice President, General Counsel & Secretary of PRT Group Inc. Mr. Rosenfeld joined PRT in July 1997 as General Counsel and was named Secretary in 1999. Prior to joining PRT, Mr. Rosenfeld served as Corporate Counsel & Assistant Secretary of EIS International Inc. (NASDAQ: EISI), a provider of telecommunications technology for call centers. Mr. Rosenfeld served as a staff Attorney at Reuters America, Inc., providing legal counsel as well as developing and negotiating contracts supporting IT transaction based services for Reuters trading room systems line of business. Prior to his public company experience, Mr. Rosenfeld served as a prosecutor and Assistant District Attorney for New York City. Mr. Rosenfeld graduated from Wesleyan University with a BA degree and a JD from Tulane University Law School.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption "Certain Transactions" in the 2000 Proxy Statement.

     On June 30, 1999, PRT announced that Douglas K. Mellinger, Chairman and Chief Executive Officer of PRT(i) resigned his positions as Chairman of the Board of Directors (the "Board") and Chief Executive Officer of the Company, and all other offices of and its affiliates, and (ii) was appointed to the newly created position of Non-Executive Chairman of the Board. Douglas Mellinger continues to serve as a director of the Company. The Company further announced that Gregory S. Mellinger, former Chief Operating Officer and current President of PRT's Professional Services Group business unit resigned his positions as an officer and director of PRT, and all other offices of PRT and its affiliates. Each of Douglas Mellinger and Gregory Mellinger will remain employees of PRT to consult with the senior management of PRT until October 1, 2000.

     Under the agreements with PRT and until October 1, 2000 Douglas Mellinger and Gregory Mellinger shall receive continued payment of their salary at the time of their resignation from the Company and are entitled during the Salary Continuation Period to (i) participate in the Company's 401(k) plan and receive a $1,500 per month automobile allowance. As part of the agreement with Messrs. Mellinger the Company paid $25,000 of their legal fees and forgave $14,700 of outstanding loans due from each former officer. No other employee benefits are available to Douglas Mellinger and Gregory Mellinger.

     Also on June 30, 1999, PRT entered into a Nomination Agreement with Douglas Mellinger, Gregory Mellinger and certain members of the Mellinger family, pursuant to which the Mellinger family will have certain rights to nominate up to three persons acceptable to the Board for appointment and election to the Board, which shall include Douglas Mellinger and initially include Ronald Weinberg. These nomination rights will diminish to two and one nomination as the aggregate holdings of the Mellinger family decrease, and such rights will terminate at the earlier to occur of (i) such time as the Mellinger family collectively holds less than 10% of the outstanding common stock of PRT, and
(ii) June 30, 2005, unless the Nomination Agreement is earlier terminated at any time at the option of the Mellinger family. In addition, pursuant to the Nomination Agreement, for so long as the Mellinger family shall have the above described nomination rights, the

Mellinger family has agreed to vote for the slate of directors nominated by PRT. The Nomination Agreement also contains certain preemptive rights.

     The Company entered into an employment agreement with Dan S. Woodward ("Woodward Agreement"). The Woodward Agreement has a term of 3 years commencing on May 17, 1999. Under the agreement Mr. Woodward shall serve as President and Chief Executive Officer, earning a base salary of $318,000, with a target bonus opportunity of 100% of the base salary under the annual incentive award plan determined by the Board of Director's Compensation Committee. For 1999, Mr. Woodward was guaranteed $150,000 performance bonus. The Company agreed to pay Mr. Woodward a sign-on bonus in the aggregate sum (net of all payroll taxes) of $200,000 in cash within three business days of the start of Mr. Woodward's employment with the Company and an additional sign on bonus of the cash equivalent of 40,000 shares of the Company's stock -- as of the date of the date he joined the Company -- such additional sign on bonus to be paid on or before January 15, 2000. In addition, the Company awarded Mr. Woodward 710,000 stock options and agreed to pay over the term of the Woodward Agreement up to a total of $125,000 as reimbursement for all reasonable and documented costs associated with his relocating his residence, traveling to and from his residence, local housing, automobile costs and other costs directly related to his relocation, housing or travel. Future raises and other compensation to be determined by the Board of Director's Compensation Committee.

     If Mr. Woodward's employment is terminated, without cause (as defined in the Woodward Agreement) PRT shall continue to pay Mr. Woodward (i) the annual base salary at the date of termination for the greater of one (1) year or remainder of the term and (ii) Any earned performance bonus prorated as of the date of termination. PRT shall also continue to pay the premiums for any employee benefits including relocation allowance and vacation time for the greater of one (1) year or remainder of the term.

     Any stock options granted to Mr. Woodward shall be exercisable as per the original vesting schedule of the applicable option grant and the Common Stock acquired pursuant to such exercise may be sold by Mr. Woodward subject to no restrictions by PRT (other than those imposed by the PRT's then current insider trading policy or by federal and state securities laws). If Mr. Woodward is terminated without cause on or before July 29, 2000 and the total value to Mr. Woodward of the options and any additional stock options granted to Mr. Woodward are less than $1,000,000, then the PRT shall be liable to pay Mr. Woodward the difference between $1,000,000 and the total value of the all options held by Mr. Woodward. For purposes of this section the value of Mr. Woodward's options shall be determined, as of the effective date of Mr. Woodward's termination without cause, by multiplying the number of Mr. Woodward's vested stock options times, the sum of the market price of the PRT's common stock less the grant price of all vested options. This payment shall be made to Mr. Woodward in 12 equal monthly installments, less any applicable taxes, unless otherwise agreed in writing by the parties.

     Employment Agreements of the officers of PRT are described below. Under their respective Employment Agreements, Mr. Stephen Michaelson will serve as Chief Operating Officer, Vice President, and Executive Vice President of Operations, earning a base salary of $200,000; Mr. Jack Mullinax will serve as Vice President and EVP of Human Resources, earning a base salary of $150,000, Ms. Kay Kienast will serve as Vice President and SVP of Marketing & Strategy, earning a base salary of $200,000, Mr. Rocco Mitarotonda will serve as Chief Financial Officer, Treasurer and SVP of Finance, earning a base salary of $150,000 and Mr. Richard Rosenfeld will serve as General Counsel, Secretary, and SVP of Finance earning a base salary of $150,000, in each case with future raises and other compensation to be determined by the Board of Director's Compensation Committee. The above mentioned officers of the Company (the "Officers") each have a 2 year Term -- commencing August 1, 1999 -- under their respective employment agreements. The Officers were awarded the following stock options upon entering into their employment agreements: Michaelson 100,000; Mullinax 70,000; Kienast 70,000; Mitarotonda 41,500; and, Rosenfeld 40,000. If an Officer employment is terminated, Without Cause (as defined in the applicable employment agreements) during the Term, each Officer will be entitled to receive one (1) year salary continuation of base salary and any performance bonus pro-rated to the date of termination. In addition each all options of each Officer shall vest will vest upon a termination Without Cause.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            See Index to Consolidated Financial Statements of PRT Group Inc. and Subsidiaries, Exhibit 1.1 hereto.

        (2) Financial Statement Schedules

            See Valuation and Qualifying Accounts.

        (3) Exhibits

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  1.1    Employment Agreement of Dan S. Woodward
  2.1    Consent of Independent Auditors
 27.1    Financial Data Schedule

---------------

(1) Incorporated by reference to the Current Report on Form S-8 filed with the Commission on January 24, 2000. (File No. 333-95247).

(2) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 15, 1999.

(3) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 15, 1998. (File No. 0-23315)

(4) Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRT GROUP INC.

Date: April 14, 2000                                     By: /s/ DAN S. WOODWARD
                                                         ----------------------------------------------
                                                             Dan S. Woodward
                                                             President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: April 14, 2000                                     By: /s/ DAN S. WOODWARD
                                                             ------------------------------------------
                                                             Dan S. Woodward
                                                             President and Chief Executive Officer

Date: April 14, 2000                                     By: /s/ ROCCO MITAROTONDA
                                                             ------------------------------------------
                                                             Rocco Mitarotonda
                                                             Chief Financial Officer

Date: April 14, 2000                                     By: /s/ ESTHER DYSON
                                                             ------------------------------------------
                                                             Esther Dyson
                                                             Director

Date: April 14, 2000                                     By: /s/ MICHAEL ENTHOVEN
                                                             ------------------------------------------
                                                             Michael Enthoven
                                                             Director

Date: April 14, 2000                                     By: /s/ ROBERT P. FORLENZA
                                                             ------------------------------------------
                                                             Robert P. Forlenza
                                                             Director

Date: April 14, 2000                                     By: /s/ CRAIG D. GOLDMAN
                                                             ------------------------------------------
                                                             Craig D. Goldman
                                                             Director

Date: April 14, 2000                                     By: /s/ ISAAC SHAPIRO
                                                             ------------------------------------------
                                                             Isaac Shapiro
                                                             Director

Date: April 14, 2000                                     By: /s/ IRWIN J. SITKIN
                                                             ------------------------------------------
                                                             Irwin J. Sitkin
                                                             Director

Date: April 14, 2000                                     By: /s/ JACK L. RIVKIN
                                                             ------------------------------------------
                                                             Jack L. Rivkin
                                                             Director

Date: April 14, 2000                                     By: /s/ RONALD E. WEINBERG
                                                             ------------------------------------------
                                                             Ronald Weinberg
                                                             Director

                        PRT GROUP INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRT GROUP INC. AND SUBSIDIARIES

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PRT Group Inc.

     We have audited the accompanying consolidated balance sheets of PRT Group Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRT Group Inc. and Subsidiaries at December 31, 1999 and 1998, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

New York, New York
January 31, 2000, except for
  paragraph 1 of Note 16 and
  Note 17, as to which the
  date is April 14, 2000

                        PRT GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and equivalents......................................  $ 14,772    $  5,052
  Marketable securities.....................................       609       1,810
  Accounts receivable, net of allowance of $539 in 1998 and
     $529 in 1999...........................................    14,639       8,712
  Prepaid expenses and other current assets.................     2,106       1,203
                                                              --------    --------
          Total current assets..............................    32,126      16,777
Fixed assets, net...........................................     9,696       6,507
Goodwill, net...............................................    20,504      16,863
Other assets................................................       456         388
                                                              --------    --------
          Total assets......................................  $ 62,782    $ 40,535
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued compensation......................................  $  3,610    $  2,350
  Accounts payable and other accrued expenses...............     3,972       4,534
  Current portion of capital lease obligations..............       456         227
  Deferred revenue..........................................       511         632
                                                              --------    --------
          Total current liabilities.........................     8,549       7,743
Note payable................................................     1,000       1,000
Capital lease obligations, net of current portion...........       424         135
Deferred rent...............................................       422         386
                                                              --------    --------
          Total liabilities.................................    10,395       9,264
Commitments.................................................        --          --
Series A redeemable preferred stock, $0.01 par value;
  authorized -- 5,000,000 shares; none issued and
  outstanding at December 31, 1998 and 1999.................        --          --
Common stockholders' equity:
  Common stock, $.001 par value; authorized -- 50,000,000
     shares; issued and outstanding -- 18,245,571 shares at
     December 31, 1998 and 18,283,642 shares at December 31,
     1999...................................................        18          18
  Additional paid-in capital................................    86,262      86,361
  Accumulated deficit.......................................   (33,893)    (55,108)
                                                              --------    --------
          Total common stockholders' equity.................    52,387      31,271
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 62,782    $ 40,535
                                                              ========    ========

See accompanying notes.

                        PRT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                YEARS ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1997          1998          1999
                                                         ----------    ----------    ----------
Revenues...............................................  $   59,816    $   85,607    $   65,359
Cost of revenues.......................................      40,898        64,096        47,815
                                                         ----------    ----------    ----------
Gross profit...........................................      18,918        21,511        17,544
Selling, general and administrative expenses...........      19,332        34,214        31,441
Restructuring charges..................................          --            --         7,483
                                                         ----------    ----------    ----------
Loss from operations...................................        (414)      (12,703)      (21,380)
Other income (expense):
  Interest expense.....................................        (577)         (455)         (203)
  Interest income......................................         613         1,118           368
                                                         ----------    ----------    ----------
Loss before income taxes...............................        (378)      (12,040)      (21,215)
Income tax expense.....................................         175            --            --
                                                         ----------    ----------    ----------
Net loss...............................................  $     (553)   $  (12,040)   $  (21,215)
                                                         ==========    ==========    ==========
Basic and diluted net loss per share...................  $     (.04)   $     (.66)   $    (1.16)
                                                         ----------    ----------    ----------
Number of shares used in computing basic and diluted
  net loss per share...................................  14,728,087    18,213,252    18,274,705
                                                         ==========    ==========    ==========

See accompanying notes.

                        PRT GROUP INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (In thousands, except number of shares)

                                  COMMON STOCK       ADDITIONAL                 CUMULATIVE                          COMPREHENSIVE
                               -------------------    PAID-IN     ACCUMULATED   TRANSLATION   TREASURY                 INCOME
                                 SHARES     AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT     STOCK      TOTAL        (LOSS)
                               ----------   ------   ----------   -----------   -----------   --------   --------   -------------
Balance at December 31,
  1996.......................  10,537,500    $11      $   936      $ (2,617)       $(11)       $(400)    $ (2,081)    $ (3,280)
                                                                                                                      ========
  Net loss...................          --     --           --          (553)         --           --         (553)        (553)
  Exercise of stock
    options..................      19,000     --           82            --          --           --           82
  Issuance of common stock
    for compensation.........       7,407     --          100            --          --           --          100
  Accretion of redeemable
    preferred stock..........          --     --           --       (17,925)         --           --      (17,925)
  Dividends on redeemable
    preferred stock and
    common stock warrants....          --     --           --          (758)         --           --         (758)
  Issuance of common stock in
    connection with
    acquisition of CMR.......     119,181     --        1,430            --          --           --        1,430
  Issuance of common stock,
    net of issuance costs....   3,850,000      3       44,919            --          --           --       44,922
  Exchange of subsidiary
    warrants.................          --     --          551            --          --           --          551
  Issuance of common stock in
    connection with exercise
    of common stock
    warrants.................     936,365      1        3,524            --          --           --        3,525
  Conversion of redeemable
    preferred stock..........   2,759,610      3       34,782            --          --           --       34,785
  Foreign currency
    translation adjustment...          --     --           --            --          11           --           11           11
                               ----------    ---      -------      --------        ----        -----     --------     --------
Balance at December 31,
  1997.......................  18,229,063     18       86,324       (21,853)         --         (400)      64,089     $   (542)
                                                                                                                      ========
  Net loss...................          --     --           --       (12,040)         --           --      (12,040)     (12,040)
  Exercise of stock
    options..................      88,125     --          478            --          --           --          478
  Shares transferred into
    treasury.................          --     --           --            --          --          (44)         (44)
  Additional costs related to
    the initial public
    offering.................          --     --          (96)           --          --           --          (96)
  Retirement of treasury
    stock....................     (71,617)    --         (444)           --          --          444           --
                               ----------    ---      -------      --------        ----        -----     --------     --------
Balance at December 31,
  1998.......................  18,245,571     18       86,262       (33,893)         --           --       52,387     $(12,040)
                                                                                                                      ========
  Net loss...................          --     --           --       (21,215)         --           --      (21,215)     (21,215)
  Exercise of stock
    options..................      38,071     --           99            --          --           --           99
                               ----------    ---      -------      --------        ----        -----     --------     --------
Balance at December 31,
  1999.......................  18,283,642    $18      $86,361      $(55,108)       $ --        $  --     $ 31,271     $(21,215)
                               ==========    ===      =======      ========        ====        =====     ========     ========

                        PRT GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1998        1999
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................  $   (553)   $(12,040)   $(21,215)
Adjustments to reconcile net loss to net cash used in
  operating activities net of business acquired:
  Depreciation and amortization............................     1,988       4,688       4,840
  Gain on sale of fixed assets.............................        --          --         (10)
  Compensation expense.....................................       100          --          --
  Amortization of debt discount............................       231          --          --
  Provision for doubtful accounts..........................       212         205         (10)
  Assets written off.......................................        --         633       1,729
  Goodwill impairment......................................        --          --       2,517
  Deferred income taxes....................................       (56)        (33)         --
  Change in foreign exchange rate..........................        11          --          --
  Deferred rent............................................        25         355         (36)
     Changes in operating assets and liabilities:
     Accounts receivable...................................    (9,410)      1,770       5,937
     Prepaid expenses and other current assets.............    (1,456)       (172)        903
     Other assets..........................................      (245)        141          98
     Accrued compensation..................................     1,356        (347)     (1,260)
     Accounts payable and other accrued expenses...........     1,961      (1,423)        562
Deferred revenue...........................................       108        (460)        121
                                                             --------    --------    --------
Net cash used in operating activities......................    (5,728)     (6,683)     (5,824)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets..................................    (6,855)     (4,893)     (2,423)
Purchases of marketable securities.........................   (14,622)       (108)     (1,756)
Sales of marketable securities.............................        --      14,121         555
Proceeds from sale of fixed assets.........................        --          --          67
Purchase of net assets of CMR, net of cash acquired........    (2,750)         --          --
Purchase of net assets of ACT, net of cash acquired........        --     (13,010)         --
Purchase of net assets of ISPI, net of cash acquired.......        --      (2,745)         --
Return of cash paid for ISPI acquisition...................        --          --          80
Other assets...............................................        --        (300)         --
                                                             --------    --------    --------
Net cash used in investing activities......................   (24,227)     (6,935)     (3,477)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit............................     3,850          --          --
Repayments under line of credit............................    (3,850)         --          --
Advances received from client..............................       632          --          --
Repayment of note payable..................................        --      (1,182)         --
Issuance of common stock, net of issuance costs of
  $1,720...................................................    44,922         (96)         --
Exercise of stock options..................................        82         478          99
Dividends paid.............................................      (852)         --          --
Principal payments under capital lease obligations.........      (186)       (309)       (518)
                                                             --------    --------    --------
Net cash provided by (used in) financing activities........    44,598      (1,109)       (419)
                                                             --------    --------    --------
Net increase (decrease) in cash and equivalents............    14,643     (14,727)     (9,720)
Cash and cash equivalents at beginning of period...........    14,856      29,499      14,772
                                                             --------    --------    --------
Cash and equivalents at end of period......................  $ 29,499    $ 14,772    $  5,052
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid..............................................  $    275    $    307    $    191
                                                             ========    ========    ========
Income taxes paid..........................................  $    569    $    244    $     98
                                                             ========    ========    ========
NONCASH FINANCING ACTIVITIES
Acquisition of fixed assets through capital leases.........  $    732    $     39    $     --
                                                             ========    ========    ========

                        PRT GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1.  DESCRIPTION OF BUSINESS

     The accompanying consolidated financial statements include the accounts of PRT Group Inc. ("PRT"), and its wholly-owned subsidiaries, (collectively, the "Company"). PRT is a provider of information technology solutions including; Strategic Consulting, Project Solutions and Staff Augmentation.

     The Company has sales and account management offices located in Connecticut, New York, and Virginia and software development centers in Barbados, W.I. and Connecticut.

     In November 1997, the Company consummated its Initial Public Offering ("IPO") and realized approximately $44,826,000, net of issuance costs of $1,720,000, upon the sale of 3,850,000 shares of common stock. In addition, 750,000 shares were sold by existing shareholders. In December 1997, an additional 140,000 shares were sold by existing shareholders upon exercise of the underwriter's over-allotment option.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Revenue from time and materials contracts is recognized during the period in which the related services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method. Cash payments received but unearned are recorded as deferred revenue.

  Principles of Consolidation

     The consolidated financial statements include the accounts of PRT and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Research and Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes costs incurred to develop new software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to expense. Research and software development costs of approximately $43,000 were expensed by the Company and are included in selling, general and administrative expenses. In 1997, the Company capitalized $160,000 of software development costs. During 1998, the Company determined that no future benefit would be derived from such assets and expensed the unamortized balance in 1998. No software development costs were capitalized in 1998 and 1999.

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

     The Company classifies its investments in debt securities, including those considered to be cash equivalents, as securities held-to-maturity and carries them at amortized cost, which approximates market

                        PRT GROUP INC. AND SUBSIDIARIES
value, in the accompanying consolidated balance sheets. The amortized cost of such securities is included in either cash and equivalents or marketable debt securities.

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

  Goodwill

     Goodwill is being amortized over 20 years using the straight-line method. The Company systematically reviews the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made. Accumulated amortization was $1,188,000 and $2,070,000 as of December 31, 1998 and 1999, respectively.

  Net Loss Per Share

     The Company calculates net loss per share as required by SFAS No. 128, "Earnings per Share". Basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net loss divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per shares does not consider such dilution if its effect would be antidilutive.

                        PRT GROUP INC. AND SUBSIDIARIES

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

  Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

3.  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of the Company's marketable securities, which are classified as cash equivalents and marketable securities (in thousands):

                                                                GROSS         GROSS       ESTIMATED
                                                              UNREALIZED    UNREALIZED     MARKET
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ---------
DECEMBER 31, 1998
Cash Equivalents.................................  $13,353       $ --          $--         $13,353
Marketable Debt Securities:
  Corporate Obligation...........................      502         --           --             502
  Common Stock...................................      152         --           45             107
                                                   -------       ----          ---         -------
                                                   $   654       $ --          $45         $   609
                                                   =======       ====          ===         =======
          Total..................................  $14,007       $ --          $45         $13,962
                                                   =======       ====          ===         =======
DECEMBER 31, 1999
Cash Equivalents.................................  $ 4,653       $ --          $--         $ 4,653
Marketable Debt Securities:
  Commercial Paper...............................      732       $ --          $--             732
  Corporate Obligation...........................    1,025       $ --           --           1,025
  Common Stock...................................      128       $ --           75              53
                                                   -------       ----          ---         -------
                                                   $ 1,885       $ --          $75         $ 1,810
                                                   -------       ----          ---         -------
          Total..................................  $ 6,538       $ --          $75         $ 6,463
                                                   =======       ====          ===         =======

     All of the Company's investments in debt securities are classified as held-to-maturity and, at December 31, 1999, have scheduled maturities of less than one year. There were no gross realized gains or losses on sales of marketable securities during 1998 or 1999.

                        PRT GROUP INC. AND SUBSIDIARIES

4.  FIXED ASSETS

     Fixed assets consist of the following (in thousands):

                                                              DECEMBER 31
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Furniture and equipment..................................  $ 5,064    $ 4,509
Computer equipment and software..........................    9,598     10,540
Leasehold improvements...................................      859        670
                                                           -------    -------
                                                            15,521     15,719
Less accumulated depreciation and amortization...........   (5,825)    (9,212)
                                                           -------    -------
                                                           $ 9,696    $ 6,507
                                                           =======    =======

     During 1998, the Company capitalized approximately $568,000 of costs related to the establishment of a new software testing service. In December 1998, the Company determined that the asset would provide no future benefit to the Company and the Company expensed the unamortized asset balance, aggregating $473,000.

     Fixed assets include assets under capital lease aggregating approximately $1,569,000 and $1,378,000 at December 31, 1998 and 1999, respectively. The accumulated amortization related to assets under capital leases is approximately $722,000 and $982,000 at December 31, 1998 and 1999, respectively.

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

     In connection with the 1996 advances, the subsidiary issued warrants that entitled the client to purchase approximately 24% of the total outstanding shares of such subsidiary on a fully diluted basis, for approximately $3,050,000, at any time between July 1996 and January 1999. In connection with the 1997 advance, additional warrants were granted, allowing the client to maintain their effective 24% interest in the subsidiary. The fair value of the 1996 and 1997 warrants was determined to be $496,000 and $55,000, respectively. Such amounts were recorded as a discount to the cash advances received and minority interest in the subsidiary. The fair value of the warrants was determined based upon the advances received and the loan rates available to the Company under its line of credit. The advances were being accreted up to the face value of $3,682,000 using the interest method over the period the advances were outstanding. For the year ended December 31, 1997, the amount accreted was approximately $176,000.

     During the first quarter of 1997, the Company and the client agreed to, among other matters, exchange the subsidiary warrants for warrants to purchase 936,365 shares of PRT's Common Stock (the "JPMVC PRT Warrant") with an aggregate exercise price of $3,682,000. The JPMVC PRT Warrant was only exercisable by forgiveness of the amounts outstanding under the advances payable to the client in their entirety and was required to be exercised upon a consummation of an IPO. The exchange was consummated in September 1997. Upon the consummation of the IPO in November 1997, the client exercised the warrant and the amounts outstanding under the advances payable to the client were forgiven.

                        PRT GROUP INC. AND SUBSIDIARIES

6.  CREDIT FACILITY

     In August 1999 PRT entered into a loan and security agreement with Bank of America the proceeds of which are to be used for general working capital. The initial maturity date of the loan is August 4, 2001, however, PRT may terminate prior to that date on 30 days written notice to Bank of America, plus an early termination fee of 1% of the Maximum Facility Amount. The maximum loan facility is based on the amount of eligible accounts receivable of the Company. This loan is secured by a security interest in all of PRT's tangible and intangible personal property, and a first and only security interest in and lien on all of PRTs fixed assets; and a first and only security interest in and pledge of all of PRTs stock of its foreign subsidiaries. The maximum loan amount is $13,500,000; however; the actual amount the Company may borrow is substantially less due to restrictions on its eligible accounts receivable. These limitations on borrowing include, but are not limited to, eligible accounts receivable of the Company's largest customer are substantially limited, invoices over 90 days old are excluded from the asset base, and customers who have not contractually waived their right to off set and set off payment based on customer claims are excluded from the borrowing base. In addition, the PRT cumulative net loss before interest, taxes, depreciation and amortization for the period from July 1, 1999 through August 4, 2001 cannot exceed $4,500,000.

7.  STOCKHOLDERS' EQUITY

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

  Private Placement

     In November 1996, the Company issued 2,759,610 shares of Series A Redeemable Preferred Stock (the "Convertible Preferred Stock") at $6.56 per share and 486,310 Warrants (the "Warrants") for $.60 per warrant in a private placement.

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

                        PRT GROUP INC. AND SUBSIDIARIES

     Holders of the Convertible Preferred Stock were entitled to receive cumulative dividends at the annual rate of 4%. Such dividends were payable quarterly in cash if, as and when declared by the Company's Board of Directors or otherwise upon conversion of the Convertible Preferred Stock into Common Stock, redemption of the Convertible Preferred Stock or liquidation of the Company. Upon consumption of the IPO, cumulative dividends in arrears aggregating approximately $724,000 were paid.

     The Warrants were designed to give the holder certain benefits that holders of the Company's Convertible Preferred Stock received. The Warrants entitled the holder to receive cumulative distributions at the annual rate of 4%. These distributions were payable in cash, if as and when declared by the Board of Directors of the Company. Such distributions could be paid in cash or Common Stock at the Company's option upon the sale of the Company's Common Stock in an IPO or liquidation of the Company. A holder of a Warrant was entitled to receive shares of Common Stock upon an exercise only if the Company did not attain certain specified operating results in fiscal 1997, subject to further adjustment, as defined, or issued Common Stock or securities convertible or exchangeable for Common Stock at a price per share of less than $6.56 per share. Upon consummation of the IPO, these Warrants expired and were not converted into any shares of the Company's Common Stock. Upon consummation of the IPO, cumulative dividends in arrears of approximately $128,000 were paid.

  Stock Option Plan

     In June 1996, the Company established a Stock Option Plan (the "Option Plan") for officers, employees, consultants and non-employee directors to purchase shares of the Company's Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. At December 31, 1999 the Company had reserved 4,302,000 shares of Common Stock for the exercise and future grants of stock options under such option plan.

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

                        PRT GROUP INC. AND SUBSIDIARIES

     Activity in the Option Plan is summarized as follows (in shares):

                                                                WEIGHTED AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                  ----------    ----------------
Outstanding at December 31, 1996................     517,600         $ 4.55
Granted.........................................   1,150,450         $12.42
Exercised.......................................     (19,000)          4.38
Canceled and expired............................     (83,250)          7.68
                                                  ----------         ------
Outstanding at December 31, 1997................   1,565,800         $10.22
Granted.........................................   3,467,017         $ 8.05
Exercised.......................................     (88,125)          5.31
Canceled and expired............................  (2,804,669)         12.65
                                                  ----------         ------
Outstanding at December 31, 1998................   2,140,023         $ 3.68
Granted.........................................   2,837,453           2.52
Exercised.......................................     (38,071)          2.75
Canceled and expired............................  (1,976,813)          3.43
                                                  ----------         ------
Outstanding at December 31, 1999................   2,962,592         $ 2.75
                                                  ==========         ======
Exercisable at December 31, 1997................     419,814
                                                  ==========
Exercisable at December 31, 1998................     658,210
                                                  ==========
Exercisable at December 31, 1999................     413,647
                                                  ==========
Available for grant at December 31, 1999........   1,194,202
                                                  ==========

     The weighted average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 was $8.75, $8.05 and $1.81, respectively. At
December 31, 1998 there were 123,966, 93,297, and 440,947 of 1996, 1997 and 1998 options exercisable, respectively.

     Information regarding the options outstanding under the Option Plan at December 31, 1999 is as follows:

                              NUMBER OF     WEIGHTED-     WEIGHTED-                    WEIGHTED-
                               OPTIONS       AVERAGE       AVERAGE                      AVERAGE
EXERCISE                      CURRENTLY     EXERCISE     CONTRACTUAL      NUMBER       EXERCISE
PRICE RANGE                  OUTSTANDING      PRICE         LIFE        EXERCISABLE      PRICE
-----------                  -----------    ---------    -----------    -----------    ---------
$1.88 - $2.75..............   2,542,880      $ 2.34       9.1 years       247,191       $ 2.75
$3.63 - $4.38..............     339,655      $ 3.87       7.8 years        91,028       $ 4.38
$5.63 - $5.63..............      18,691      $ 5.63       6.3 years        14,996       $ 5.63
$9.50 - $13.00.............      61,366      $12.96        .1 years        60,432       $12.97
                              ---------                                   -------
                              2,962,592                                   413,647
                              =========                                   =======

                        PRT GROUP INC. AND SUBSIDIARIES

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

                                                           DECEMBER 31
                                                  -----------------------------
                   ASSUMPTION                      1997       1998       1999
                   ----------                     -------    -------    -------
Risk-free interest rate.........................     6.28%      7.26%      5.58%
Dividend yield..................................        0%         0%         0%
Volatility factor of the expected market price
  of the Company's common stock.................     .843       .923        .85
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

     For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended December 31, 1997, 1998 and 1999, pro forma net loss under SFAS 123 amounted to approximately $(3,974,000), $(15,937,000) and $(23,747,000), respectively. The pro forma net loss per share under SFAS 123 amounted to $(.26), $(.87), and $(1.30) respectively, for the years ended December 31, 1997, 1998 and 1999, respectively.

8.  ACQUISITIONS

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

     On April 15, 1998, the Company consummated the purchase of substantially all the assets of Institute For Software Process Improvements, Inc. ("ISPI"), a Pennsylvania corporation, for approximately $2,745,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $2,758,000. During the quarter ended June 30, 1999, the Company wrote-off the unamortized balance of the ISPI goodwill (see Note 9).

                        PRT GROUP INC. AND SUBSIDIARIES

     The aforementioned acquisitions were accounted for by the purchase method of accounting and the results of operations are included in the Company's results of operations since the respective dates of acquisition.

     The table below sets forth the unaudited pro forma results of operations for the years ended December 31, 1997 and 1998 assuming consummation of the CMR, ACT and ISPI acquisitions as of January 1, 1997 and 1998, respectively.

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                          1997          1998
                                                        --------      ---------
Revenues..............................................  $80,142       $ 87,441
Net loss..............................................     (656)       (12,144)
Pro forma net loss per share..........................  $  (.04)      $   (.67)

9.  RESTRUCTURING CHARGES

     On June 30, 1999, the Company announced a restructuring, the purpose of which was to refocus the Company's efforts on its core business and reduce costs. In connection with the restructuring, the Company recorded aggregate charges of approximately $7,500,000 relating to $2,000,000 in severance costs, $3,000,000 in office closures and the write-off of goodwill related to the ISPI acquisition of $2,500,000.

     In accordance with SFAS No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" management performed a discounted cash flow analysis of the ISPI operations. Management concluded that this analysis warranted a write-down of the intangible assets of ISPI of approximately $2,500,000. The aforementioned restructure and impairment charges were recorded in the quarter ending June 30, 1999.

     In October 1999, the Company sold certain intangible and intellectual property rights of ISPI in exchange for future royalty payments derived from the sale of these assets. The royalty payment is equal to five percent of revenues generated through April 2001 from the assets sold.

10.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                            CURRENT    DEFERRED    TOTAL
                                                            -------    --------    -----
DECEMBER 31, 1997
U.S. Federal..............................................   $194        $(42)     $152
State and local...........................................     37         (14)       23
                                                             ----        ----      ----
                                                             $231        $(56)     $175
                                                             ====        ====      ====
DECEMBER 31, 1998
U.S. Federal..............................................   $ --        $ --      $ --
State and local...........................................     33         (33)       --
                                                             ----        ----      ----
          TOTAL...........................................   $ 33        $(33)     $ --
                                                             ====        ====      ====

     There were no current or deferred federal or state and local taxes for the year ended December 31, 1999.

                        PRT GROUP INC. AND SUBSIDIARIES

     The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

                                                                  DECEMBER 31
                                                          ---------------------------
                                                          1997      1998       1999
                                                          -----    -------    -------
Computed "expected" tax expense (benefit)...............  $(129)   $(4,093)   $(7,213)
Nondeductible losses of foreign subsidiaries............    250      2,175      2,163
Non-deductible U.S. expenses............................     --         --        189
Valuation allowance relating primarily to U.S. net
  operating losses......................................     --      2,278      4,885
State and local income taxes, net of Federal income tax
  expense (benefit).....................................     15         --         --
Other...................................................     39       (360)       (24)
                                                          -----    -------    -------
                                                          $ 175    $    --    $    --
                                                          =====    =======    =======

     The Company has net operating loss carry forwards of approximately $18.8 million to offset future taxable income expiring in 2018 and 2019.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              DECEMBER 31
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Deferred tax assets:
  Accounts receivable allowances.........................  $    41    $    44
  Accrued restructuring charge...........................       --        691
  Net operating loss carryforwards.......................    2,497      8,147
  Amortization expense...................................       73         --
  Deferred rent expense..................................      164         89
  Other..................................................        7         32
                                                           -------    -------
Total gross deferred assets..............................    2,782      9,003
                                                           -------    -------
Deferred tax liabilities:
  Depreciation of fixed assets...........................  $  (332)   $  (230)
  Prepaid expenses.......................................     (172)        --
  Amortization expense...................................       --        (42)
  Section 481(a) adjustment..............................       --        (66)
                                                           -------    -------
Total gross deferred liabilities.........................     (504)      (338)
                                                           -------    -------
Net deferred tax asset (liability).......................    2,278      8,665
Valuation allowance......................................   (2,278)    (8,665)
                                                           -------    -------
Net deferred tax asset...................................  $    --    $    --
                                                           =======    =======

                        PRT GROUP INC. AND SUBSIDIARIES

11.  SIGNIFICANT CLIENTS

     During the years ended December 31, 1997, 1998 and 1999, approximately 79%, 58% and 53% of revenue was derived from the Company's five largest clients, respectively. Three clients accounted for 30%, 23% and 12% of total revenues for the year ended December 31, 1997. Two clients accounted for 25% and 15% of total revenues for the year ended December 31, 1998. Two clients accounted for 19% and 11% of total revenues for the year ended December 31, 1999.

12.  COMMITMENTS

     The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2004 with interest ranging from 10% to 15%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of December 31, 1999 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
December 31:
  2000....................................................   $ 284      $1,726
  2001....................................................      51       1,518
  2002....................................................      42       1,049
  2003....................................................      42         801
  2004....................................................      52         620
                                                             -----      ------
Total minimum lease payments..............................     471      $5,714
                                                                        ======
Less amount representing interest.........................    (109)
                                                             -----
Present value of net minimum capital lease payments.......     362
Less current installments of obligations under capital
  leases..................................................     227
                                                             -----
Obligations under capital leases, net of current
  installments............................................   $ 135
                                                             =====

     Rent expense was approximately $1,380,000, $2,278,000 and $1,341,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

13.  DEFERRED COMPENSATION PLAN

     The Company maintains a 401(k) plan (the "Plan") covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan members and is limited to the maximum amount that can be deducted for Federal income tax purposes. The Company is not required to make contributions to the Plan, however, employer contributions may be made on a discretionary basis. For the years ended December 31, 1997, 1998, and 1999, the Company recognized contributions of $94,000, $242,000 and $215,000, respectively.

14.  RELATED PARTY TRANSACTIONS

     Revenue generated from a client who is also a stockholder was approximately $18,100,000, $12,500,000 and $7,100,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

     On April 30, 1998, the Company purchased a database of software engineering names and resumes from a partnership wholly-owned by the parents of the Company's Non-Executive Chairman of the Board of Directors for approximately $300,000. The Company was paying a licensing fee of $60,000 annually to access the database.

                        PRT GROUP INC. AND SUBSIDIARIES

     On May 1, 1998, the Company agreed to pay Forum Computer Services, Inc. ("Forum") a one time fee of $200,000 in lieu of all past or future unpaid finders fees relating to certain consultant contracts placed with Forum's marketing assistance. In exchange for this one time payment, Forum agreed to release the Company from all claims for finders fees related to these consultants. Forum is owned 57% by the father of the Company's Non-Executive Chairman of the Board of Directors and 43% by a stockholder of the Company. Finders fees paid to Forum were approximately $318,000 and $122,000 for the years ended December 31, 1997 and 1998, respectively.

15.  GEOGRAPHIC AREAS

     The Company operates in one industry segment; providing information technology solutions to its clients. In addition to its domestic operations, which include the United States, the Company has operations in the West Indies and Asia (discontinued during 1999). The Company's operation in Asia are not individually material and are included in foreign operations along with the West Indies.

     Geographic information is as follows (in thousands):

                                                                  DECEMBER 31
                                          ------------------------------------------------------------
                                                 1997                 1998                 1999
                                          ------------------   ------------------   ------------------
                                          DOMESTIC   FOREIGN   DOMESTIC   FOREIGN   DOMESTIC   FOREIGN
                                          --------   -------   --------   -------   --------   -------
Total identifiable assets...............  $64,742    $11,172   $54,669    $ 8,113   $ 36,529   $ 4,006
                                          =======    =======   =======    =======   ========   =======
Revenues................................  $42,618    $17,198   $67,871    $17,736   $ 59,915   $ 5,444
                                          =======    =======   =======    =======   ========   =======
Income (loss) before income taxes.......  $   337    $  (715)  $(5,728)   $(6,312)  $(12,545)  $(8,670)
                                          =======    =======   =======    =======   ========   =======
Depreciation and amortization expense...  $   714    $ 1,274   $ 2,551    $ 2,137   $  2,943   $ 1,897
                                          =======    =======   =======    =======   ========   =======
Capital expenditures....................  $ 2,998    $ 4,589   $ 4,685    $   547   $  1,870   $   553
                                          =======    =======   =======    =======   ========   =======

16.  LITIGATION

     The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed on September 16, 1998 in the United States District Court for the Southern District of New York (the "Court"). The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated certain sections of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning PRT's business and operations in the registration statement and prospectus issued in connection with PRT's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper. On April 14, 1999 PRT filed a motion to dismiss the case. On March 28, 2000, the Company's motion to dismiss the class action lawsuit was granted by the Court. The plaintiffs' request for leave to amend the amended complaint was also denied.

     In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, aside from the above mentioned shareholder suit, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

                        PRT GROUP INC. AND SUBSIDIARIES

17.  SUBSEQUENT EVENTS

     On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one for one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant is convertible into one share of Common Stock prior to April 14, 2005 at the option of the holder. The guaranteed discount, representing the difference between the market price of the Company's Common Stock on April 13, 2000 and the $1.00 per share price and the fair value of the warrants, aggregating approximately $5,700,000, was deemed to be a dividend for purposes of calculating earnings (loss) per share. Accordingly, such deemed dividend will be recorded as a reduction to amounts available to common shareholders during the quarter ending June 30, 2000.

                        PRT GROUP INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

COLUMN A                                           COLUMN B      COLUMN C      COLUMN D     COLUMN E
--------                                           ---------    ----------    ----------    --------
                                                    BALANCE     ADDITIONS                   BALANCE
                                                      AT        CHARGED TO                     AT
                                                   BEGINNING    COSTS AND        (A)         END OF
                   DESCRIPTION                     OF PERIOD     EXPENSES     DEDUCTIONS     PERIOD
                   -----------                     ---------    ----------    ----------    --------
YEAR ENDED DECEMBER 31, 1997
Allowances deducted from assets to which they
  apply:
  Allowance for doubtful accounts................    $122          $212          $ --         $334
YEAR ENDED DECEMBER 31, 1998
Allowances deducted from assets to which they
  apply:
  Allowance for doubtful accounts................    $334          $926          $721         $539
YEAR ENDED DECEMBER 31, 1999
Allowances deducted from assets to which they
  apply:
  Allowance for doubtful accounts................    $539          $411          $421         $529

---------------
(a) Uncollectible receivables written off.