Form 10-Q
period 2000-03-31
PRT GROUP INC
filed 2000-05-15
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


            [Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

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


Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of May 11, 2000 are 18,355,538 shares.

                         PRT GROUP INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:                                                                  Page
                                                                                                ----

Consolidated Balance Sheets as of March 31, 2000
and December 31, 1999                                                                              1

Consolidated Statements of Operations
for the three months ended March 31, 2000 and 1999                                                 2

Consolidated Statements of Cash Flows
for the three months ended March 31, 2000 and 1999                                                 3

Notes to Consolidated Financial Statements                                                         4

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                5-7


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                         8

ITEM 2.  Change in Securities                                                                      8

ITEM 3.  Defaults upon senior securities                                                       Not Applicable

ITEM 4.  Submission of matters to a vote of security holders                                       9

ITEM 5.  Other Information                                                                         9

ITEM 6.  Exhibits and reports on Form 8-K                                                         10


Signatures

                         PRT Group Inc. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                                    DECEMBER 31                 MARCH 31
                                                                                        1999                      2000
                                                                                ---------------------    ------------------------
                                                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                              $      5,052             $      3,505
   Marketable securities                                                                    1,810                      275
   Accounts receivable, net of allowance of $529 in 1999 and $240 in 2000                   8,712                    8,170
   Prepaid expenses and other current assets                                                1,203                    1,075
                                                                                ---------------------    ------------------------
               Total current assets                                                        16,777                   13,025

Fixed assets, net                                                                           6,507                    5,965
Goodwill, net                                                                              16,863                   16,627
Other assets                                                                                  388                    1,031
                                                                                ---------------------    ------------------------
               Total assets                                                          $     40,535             $     36,648
                                                                                =====================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued compensation                                                              $      2,350             $      1,517
   Accounts payable and other accrued expenses                                              4,534                    4,850
   Current portion of capital lease obligations                                               227                      156
   Deferred revenue                                                                           632                      278
                                                                                ---------------------    ------------------------
               Total current liabilities                                                    7,743                    6,801

Note payable                                                                                1,000                    1,000
Capital lease obligations, net of current portion                                             135                       46
Deferred rent                                                                                 386                      365
                                                                                ---------------------    ------------------------
               Total liabilities                                                            9,264                    8,212

Commitments                                                                                     -                        -

Series A redeemable preferred stock, $0.01 par value; authorized - 5,000,000
shares; none issued and outstanding in 1999 and 2000                                            -                        -

Common stockholders' equity:

   Common stock, $.001 par value; authorized--50,000,000 shares; issued and outstanding--18,283,642 in 1999 and 18,351,311 shares at March
      31, 2000                                                                                 18                       18
   Additional paid-in capital                                                              86,361                   86,568
   Accumulated deficit                                                                    (55,108)                 (58,150)
                                                                                ---------------------    ------------------------
               Total common stockholders' equity                                           31,271                   28,436
                                                                                ---------------------    ------------------------
               Total liabilities and stockholders' equity                            $     40,535             $     36,648
                                                                                =====================    ========================




See accompanying notes.

                         PRT Group Inc. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                     1999                        2000
                                                                             ----------------------      ----------------------
Revenues                                                                          $      18,541               $      12,057
Cost of revenues                                                                         14,902                       8,713
                                                                             ----------------------      ----------------------
Gross profit                                                                              3,639                       3,344

Selling, general and administrative expenses                                             10,513                       6,456
                                                                             ----------------------      ----------------------
Loss from operations                                                                     (6,874)                     (3,112)

Other income (expense):
   Interest expense                                                                         (65)                        (41)
   Interest income                                                                           90                         111
                                                                             ----------------------      ----------------------
Net loss                                                                           $     (6,849)               $     (3,042)
                                                                             ======================      ======================

Basic and diluted net loss per share                                               $       (.38)               $       (.17)
                                                                             ======================      ======================





See accompanying notes.

                         PRT Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED MARCH 31

                                                                                       1999                         2000
                                                                                       ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $   (6,849)                  $   (3,042)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                  1,235                        1,011
        Provision for doubtful accounts                                                  101                           10
        Loss on disposal of fixed assets                                                  28                           47
        Deferred rent                                                                    130                          (21)
        Changes in operating assets and liabilities:
              Accounts receivable                                                       (325)                         532
              Prepaid expenses and other current assets                                   29                          128
              Other assets                                                               (17)                        (643)
              Accrued compensation                                                      (680)                        (833)
              Accounts payable and other accrued expenses                                143                          316
              Deferred revenue                                                            17                         (354)
                                                                                ----------------------     -----------------------
 Net cash used in operating activities                                                (6,188)                      (2,849)
                                                                                ----------------------     -----------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of marketable securities                                                            48                        1,535
 Purchases of fixed assets                                                              (925)                        (292)
 Proceeds from sale of fixed assets                                                        -                           12
                                                                                ----------------------     -----------------------
 Net cash (used in) provided by investing activities                                    (877)                       1,255
                                                                                ----------------------     -----------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Exercise of stock options                                                                 -                          207
 Principal payments under capital lease obligations                                     (143)                        (160)
                                                                                ----------------------     -----------------------
 Net cash (used in) provided by financing activities                                    (143)                          47
                                                                                ----------------------     -----------------------

 Net decrease in cash and equivalents                                                 (7,208)                      (1,547)
 Cash and equivalents at beginning of period                                          14,772                        5,052
                                                                                ----------------------     -----------------------
 Cash and equivalents at end of period                                            $    7,564                   $    3,505
                                                                                ======================     =======================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                                    $       45                   $       36
                                                                                ======================     =======================
 Income taxes paid                                                                $       81                   $        3
                                                                                ======================     =======================



See accompanying notes.

                                 PRT GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PRT Group Inc. (the "Company") Annual Report on form 10-K for the year ended December 31, 1999.

2.   Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Subsequent Event

     On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into common stock on a one for one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant is convertible into one share of common stock prior to April 14, 2005 at the option of the holder. The guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,700,000, was deemed to be a dividend for purpose of calculating earnings
     (loss) per share. Accordingly, such deemed dividend will be recorded as a reduction to amounts available to common shareholders during the quarter ending June 30, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue. Revenues decreased $6.5 million during the three month period ended March 31, 2000 to $12.1 million compared to the comparable period in 1999 of $18.5 million. The number of IT professionals (including subcontractors) in the first quarter ended March 31, 2000 was 345 in comparison to 639 in the first quarter ended March 31, 1999 and 376 on December 31, 1999. The decrease in revenue was a result of the non-renewal of certain client assignments coupled with the slower than expected resumption of programs after the change in the millennium and the elimination of the Institute for Software Process Improvement ("ISPI"). The decrease in billable consultants was due to the decrease in revenue, coupled with the reduction in workforce due to low utilization.



Cost of Revenues. Cost of revenues decreased to $8.7 million for the three month period ended March 31, 2000 from $14.9 million in the comparable period in 1999. As a percentage of revenues, cost of revenues decreased to approximately 72% in the three month period ended March 31, 2000 from approximately 80% in the comparable period in 1999. The decrease in cost of revenues was attributable to the overall decrease in revenues, together with a reduction in professionals and the elimination of the direct costs associated with the ISPI revenues.



Gross Profit. For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 28% in the three month period ended March 31, 2000 from 20% for the comparable period in 1999.



Selling, General & Administrative Expenses. SG&A expenses decreased approximately 39% to $6.5 million in the three month period ended March 31, 2000 from $10.5 million for the comparable period in 1999. As a percentage of revenues, SG&A expenses decreased to approximately 54% in the three months ended March 31, 2000 from approximately 57% for the comparable period in 1999. The decrease in SG&A expenses resulted from cost cutting measures undertaken offset by increased marketing expenditures. Personnel costs were reduced through the introduction of a new commission structure, discontinuation of employee relocation programs, the elimination of search and recruiting fees and the elimination of the ISPI operations, offset by severance costs associated with the 33% reduction in the administrative workforce.

Loss from Operations: For the reasons set forth above, loss from operations for the first quarter ended March 31, 2000 was $3.1 million as compared to a loss from operations of $6.9 million in the comparable period in 1999. As a percentage of revenues, the loss from operations for the first quarter ended March 31, 2000 decreased to (26%) compared to approximately (37%) in the comparable period in 1999.


LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital decreased to approximately $6.2 million at March 31, 2000 from $9.0 million at December 31, 1999. Cash and equivalents and marketable debt securities were $3.8 million at March 31, 2000 compared to $6.9 million at December 31, 1999. The primary use of cash during the three months ended March 31, 2000 was to fund a net loss of $3.0 million. The Company's accounts receivable were $8.7 million at December 31, 1999 and $8.2 million at March 31, 2000. Billed days sales outstanding were 63 days at December 31, 1999 and 60 days at March 31, 2000.

In August 1999 PRT entered into a loan and security agreement with Bank of America the proceeds of which are to be used for general working capital. The initial maturity date of the loan is August 4, 2001, however, PRT may terminate prior to that date on 30 days written notice to Bank of America, plus an early termination fee of 1% of the Maximum Facility Amount. The maximum loan facility is based on the amount of eligible accounts receivable of the Company. This loan is secured by a security interest in all of PRT's tangible and intangible personal property, and a first and only security interest in and lien on all of PRTs fixed assets; and a first and only security interest in and pledge of all of PRTs stock of its foreign subsidiaries. The maximum loan amount is $13,500,000; however; the actual amount the Company may borrow is substantially less due to restrictions on its eligible accounts receivable, as defined. In addition, the PRT cumulative net loss before interest, taxes, depreciation and amortization for the period from July 1, 1999 through August 4, 2001 cannot exceed $4,500,000. As of March 31, 2000 the current availability ranges from $500,000 to $1,200,000. As of March 31, 2000, there was nothing outstanding under this credit facility.

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into common stock on a one for one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant is convertible into one share of common stock prior to April 14, 2005 at the option of the holder. The guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,700,000, was deemed to be a dividend for purpose of calculating earnings
(loss) per share. Accordingly, such deemed dividend will be recorded as a reduction to amounts available to common shareholders during the quarter ending June 30, 2000.



The Company anticipates that its primary uses of working capital in the near term will be the expansion of its lines of business, primarily e-business and outsourcing, and to continue to fund the Company's operations. Management believes that the cash and equivalents, marketable securities and the proceeds from the sale of the Preferred Stock is sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or sale of equity securities resulting in further dilution to shareholders. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

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

ITEM 2.  Change in Securities.


On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into common stock on a one for one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant is convertible into one share of common stock prior to April 14, 2005 at the option of the holder. The guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,700,000, was deemed to be a dividend for purpose of calculating earnings
(loss) per share. Accordingly, such deemed dividend will be recorded as a reduction to amounts available to common shareholders during the quarter ending June 30, 2000.


ITEM 3.  Defaults Upon Senior Securities.
                        None.

                           PART II. OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Company's annual stockholder's meeting was held on May 11, 2000. Proxies were solicited for the election of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934 and director's nominees were elected without opposing proxy solicitation.

          1. Robert D. Forlenza was elected a Class II Director with 15,829,662 affirmative votes, 324,658 negative votes and 60,300 abstentions. Irwin Sitkin was elected a Class II Director with 15,829,262 affirmative votes, 325,058 negative votes and 60,700 abstentions. Dan S. Woodward was elected a Class II Director with 15,889,962 affirmative votes, 264,358 negative votes and 0 abstentions.

          2. The appointment of Ernst & Young LLP as the Company's Independent Accountants for the year ending December 31, 2000 was approved with 16,138,970 affirmative votes, 13,150 negative votes and 2,200 abstentions.

ITEM 5.  Other Information.

               The Company has learned that Prudential Insurance Company of America ("Prudential") will not renew the Company's status as a preferred vendor. Prudential has not terminated any engagements or its Consulting Services Agreement with the Company. The Company believes that loss of preferred vendor status may mean no new engagements for PRT.

               Prudential was the Company's top customer in 1999 producing $12.2 million in revenue. For the three months ended March 31, 2000, revenue from the Prudential relationship was $1.78 million representing 14.8% of revenue for the quarter. The Company has reason to believe that its business at Prudential may gradually decline over time.

                           PART II. OTHER INFORMATION





ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 Form S - 3 filed May 5, 2000

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PRT GROUP INC.



DATE May 15, 2000        BY /s/ Dan S. Woodward
     -------------         ----------------------------------------
                           Dan S. Woodward
                           President and Chief Executive Officer



DATE May 15, 2000        BY /s/ Rocco Mitarotonda
     -------------         ----------------------------------------
                           Rocco Mitarotonda
                           Chief Financial Officer