Form 10-Q
period 2000-06-30
ENHERENT CORP
filed 2000-08-14
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23315


                                 ENHERENT CORP.
             (Exact name of registrant as specified in its charter)

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


Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of July 16, 2000 are 18,355,538 shares.




================================================================================

                         ENHERENT CORP. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:                                                                   PAGE
                                                                                                 ----

Consolidated Balance Sheets as of June 30, 2000
and December 31, 1999                                                                              1

Consolidated  Statements of Operations  for the three months ended June 30, 2000 and 1999 and for the six months ended
June 30, 2000 and 1999                                                                             2

Consolidated Statements of Cash Flows
for the six months ended June 30, 2000 and 1999                                                    3

Notes to Consolidated Financial Statements                                                         4

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                5-6


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                         7

ITEM 2.  Change in Securities                                                                      7

ITEM 3.  Defaults upon senior securities                                                     Not Applicable

ITEM 4.  Submission of matters to a vote of security holders                                 Not Applicable

ITEM 5.  Other Information                                                                   Not Applicable

ITEM 6.  Exhibits and reports on Form 8-K                                                          9

Signatures                                                                                        10



================================================================================
                         enherent Corp. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                              DECEMBER 31          JUNE 30
                                                                                 1999                2000
                                                                            ----------------   -----------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                         $   5,052          $   8,943
   Marketable securities                                                            1,810                  -
   Accounts receivable, net of allowance of $529 in 1999 and $268 in 2000           8,712              7,724
   Prepaid expenses and other current assets                                        1,203                890
                                                                            ----------------   -----------------
               Total current assets                                                16,777             17,557

Fixed assets, net                                                                   6,507              3,941
Goodwill, net                                                                      16,863             16,391
Other assets                                                                          388                478
                                                                            ----------------   -----------------
               Total assets                                                     $  40,535          $  38,367
                                                                            ================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                                                         $   2,350          $   1,861
   Accounts payable and other accrued expenses                                      4,534              3,738
   Current portion of capital lease obligations                                       227                 88
   Deferred revenue                                                                   632                267
                                                                            ----------------   -----------------
               Total current liabilities                                            7,743              5,954

Note payable                                                                        1,000                  -
Capital lease obligations, net of current portion                                     135                 41
Deferred rent                                                                         386                345
                                                                            ----------------   -----------------
               Total liabilities                                                    9,264              6,340

Commitments                                                                             -                  -

Series A redeemable convertible preferred stock, $0.01 par value;
   authorized -10,000,000 shares; none issued in 1999 and 8,000,000
   in 2000                                                                              -              4,985

Stockholders' equity:
   Common stock, $.001 par value; authorized--50,000,000 shares; issued
     and outstanding--18,283,642 in 1999 and 18,351,311 in 2000                        18                 18
   Additional paid-in capital                                                      86,361             94,190
   Accumulated deficit                                                            (55,108)           (67,166)
                                                                            ----------------   -----------------
               Total stockholders' equity                                          31,271             27,042
                                                                            ----------------   -----------------
               Total liabilities and stockholders' equity                       $  40,535          $  38,367
                                                                            ================   =================


See accompanying notes.

================================================================================
                         enherent Corp. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)


                                                   THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                               ------------------------------------  -----------------------------------
                                                    1999               2000               1999               2000
                                               ----------------  ------------------  ----------------   ----------------
Revenues                                           $   18,468        $   11,739          $   37,009         $   23,796
Cost of revenues                                       14,072             8,439              28,974             17,152
                                               ----------------  ------------------  ----------------   ----------------
Gross profit                                            4,396             3,300               8,035              6,644

Selling, general and administrative expenses            8,601             7,090              19,114             13,546
Restructuring charges                                   7,483                 -               7,483                  -
                                               ----------------  ------------------  ----------------   ----------------
                                                      (11,688)           (3,790)            (18,562)            (6,902)

Other income (expense):
   Interest expense                                       (59)             (145)                (77)              (187)
   Interest income                                        153               162                 196                274
                                               ----------------  ------------------  ----------------   ----------------
Net loss                                              (11,594)           (3,773)            (18,443)            (6,815)

Preferred stock dividends and
   accretion                                                -            (5,243)                  -             (5,243)
                                               ----------------  ------------------  ----------------   ----------------
Net loss applicable to common stockholders          $ (11,594)       $   (9,016)        $   (18,443)       $   (12,058)
                                               ================  ==================  ================   ================

Net loss per share applicable to common
   stockholders                                    $   (.63)         $   (.49)           $   (1.01)         $   (.66)
                                               ================  ==================  ================   ================



See accompanying notes.

================================================================================
                         enherent Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30

                                                                      1999                 2000
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(18,443)             $(6,815)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                   2,491                2,085
     Provision for doubtful accounts                                    12                 (261)
     Loss on disposal of fixed assets                                1,627                1,280
     Write-off of goodwill                                           2,597                    -
     Deferred rent                                                      75                  (41)
     Changes in operating assets and liabilities:
       Accounts receivable                                             965                1,249
       Prepaid expenses and other current assets                        28                  313
       Other assets                                                     77                  (90)
       Accrued compensation                                            330                 (489)
       Accounts payable and other accrued expenses                   2,033                 (796)
       Deferred revenue                                                153                 (365)
                                                                ------------------   -----------------
 Net cash used in operating activities                              (8,055)              (3,930)
                                                                ------------------   -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of marketable securities                                         548                1,810
 Purchases of fixed assets                                          (1,598)                (340)
 Proceeds from sale of fixed assets                                      -                   13
                                                                ------------------   -----------------
 Net cash (used in) provided by investing activities                (1,050)               1,483
                                                                ------------------   -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                              -               (1,000)
 Exercise of stock options                                              99                  208
 Principal payments under capital lease obligations                   (343)                (233)
 Issuance of preferred shares and common stock warrants
    net of issuance costs                                                -                7,363
                                                                ------------------   -----------------
 Net cash (used in) provided by financing activities                  (244)               6,338
                                                                ------------------   -----------------

 Net decrease (increase) in cash and equivalents                    (9,349)               3,891
 Cash and equivalents at beginning of period                        14,772                5,052
                                                                ------------------   -----------------
 Cash and equivalents at end of period                             $ 5,423              $ 8,943
                                                                ==================   =================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                     $    59              $   173
                                                                ==================   =================
 Income taxes paid                                                 $    81              $     -
                                                                ==================   =================


See accompanying notes.

================================================================================

                                 ENHERENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the "Company" or "enherent") Annual Report on form 10-K for the year ended December 31, 1999.

2.   Name Change

     On July 2, 2000, PRT Group received shareholder approval to change its name from PRT Group Inc. to enherent Corp. and received approval from NASDAQ to trade its listed shares under the ticker symbol ENHT from PRTG. The Company amended its charter to reflect the name change on July 13, 2000.

3.   Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

4.   Series A Redeemable Convertible Preferred Stock

     On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is

================================================================================
     convertible, subject to adjustment, as defined, into common stock on a one for one basis at any time and is redeemable, after April 14, 2005, at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant entitles the holder to purchase one share of common stock prior to April 14, 2005. The Preferred Stock and related warrants were sold below the then market price of the Company's common stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,167,000, was deemed to be a dividend for purpose of calculating earnings (loss) per share.

================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue. Revenues decreased to $11.7 million during the quarter ended June 30, 2000 compared to $18.5 million during the quarter ended June 30, 1999. For the first six months of 2000, revenues were $23.8 million compared to $37.0 million in the first six months of 1999. The decrease in revenue was the result of reduced billable consultants, a slow down in the industry and the completion of assignments. In addition, during the second half of 1999, enherent Corp. exited non-profitable businesses including The Institute of Software Process Improvements which reduced revenues in the current year.

Cost of Revenues. Cost of revenues was 71.9% and 72.1% in the second quarter and the first six months of 2000, respectively, compared to 76.2% and 78.3% of revenue, respectively, for the same periods in fiscal 1999. The decrease in cost of revenues was due to a higher utilization and billable rates for e-business assignments offset partially from lower margins in the outsourcing solution business.

Gross Profit. Gross profit was 28.1% and 27.9% in the second quarter and first six months of 2000, respectively, compared to 23.8% and 21.7% for the first quarter and first six months of 1999, respectively. The increase in gross profit is proportionate to the higher utilization and higher billable rates for e-commerce and IT professional staffing business.

Selling, General & Administrative Expenses. SG&A expenses for the second quarter of 2000 decreased $1.5 million to $7.1 million as compared to $8.6 million in the second quarter of 1999. Selling, general and administrative expenses as a percentage of revenue were 60.4% and 56.9% for the three and six month periods ended June 30, 2000 respectively, compared to 46.6% and 51.7% for the three and six months periods ended June 30, 1999, respectively. During the second quarter of 2000, enherent incurred $1.8 million in charges related to the relocation of its Hawthorne, New York office to Dallas, Texas. This included relocation costs ($300,000) and severance and related expenses ($800,000) arising from the relocation. In addition, the Company recorded charges associated with the reduction of it's delivery capabilities in it's software centers ($700,000). The Company continues to review costs associated with facilities and infrastructure.

Restructuring: The Company incurred $7.5 million in restructuring charges in 1999 comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the ISPI acquisition.

================================================================================

Loss from Operations: For the reasons set forth above, loss from operations was 32.3% and 29.0% of revenues in the second quarter and first six months of 2000, respectively, compared to 63.3% and 50.2% for the comparable 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to approximately $11.6 million at June 30, 2000 from $9.0 million at December 31, 1999. Cash and equivalents and marketable debt securities were $8.9 million at June 30, 2000 compared to $6.9 million at December 31, 1999. The improvement in cash is mainly a result of the equity infusion related to our sale of the Series A Redeemable Convertible Preferred Stock. The primary uses of cash during the six months ended June 30, 2000 were to fund normal operating expenses and the repayment of a note ($1,000,000) related to the acquisition of Computer Management Resources. The Company's accounts receivable were $7.7 million at June 30, 2000 down from $8.7 million at December 31, 1999. Days sales outstanding were 60 days at June 30, 2000 and 63 days at December 31, 1999.

Investing activities provided cash of approximately $1.5 million resulting from the sale of marketable securities offset by the purchases of property and equipment.

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






                                                                               7
                           PART II. OTHER INFORMATION


================================================================================

ITEM 1.  Legal Proceedings.

The Company, certain of its officers and directors and certain allegedly controlling shareholders of the Company have been named as defendants in a purported securities class action lawsuit filed on September 16, 1998 in the United States District Court for the Southern District of New York (the "Court"). The complaint purports to be brought on behalf of all shareholders who purchased the Company's common stock from November 21, 1997 through March 5, 1998. The complaint asserts that defendants violated certain sections of the Securities Act of 1933 by purportedly misrepresenting and/or omitting material information concerning enherent's business and operations in the registration statement and prospectus issued in connection with enherent's initial public offering on or about November 21, 1997. The lawsuit seeks unquantified compensatory damages, pre-and post-judgment interest, attorneys' fees, expert witness fees and other costs, rescission, equitable relief and such other and further relief as the Court may find proper. On April 14, 1999 enherent filed a motion to dismiss the case. On March 28, 2000, the Company's motion to dismiss the class action lawsuit was granted by the Court. The plaintiffs' request for leave to amend the amended complaint was also denied.

ITEM 2.  Change in Securities.

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into common stock on a one for one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant entitles the holder to purchase one share of common stock prior to April 14, 2005. The Preferred Stock and related warrants were sold below the then market price of the Company's common stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,167,000, were deemed to be a dividend for purpose of calculating earnings (loss) per share.


ITEM 3.  Defaults Upon Senior Securities.
                  None.




                                                                               8
                           PART II. OTHER INFORMATION


================================================================================

ITEM 4.  Submission of Matters to a Vote of Security Holders.
                  None.

ITEM 5.  Other Information.
                  None.






                                                                               9


================================================================================

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Form S - 3 filed May 5, 2000

         (b)      Form 8-K filed May 31, 2000

         (c)      Form DEFS14A filed June 19, 2000

         (d)      Form 8-K filed July 14, 2000







                                                                              10


================================================================================

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            enherent Corp.
                                            -------------


DATE August 14, 2000       BY /s/ Dan S. Woodward
     ---------------          ----------------------------------------
                              Dan S. Woodward
                              President and Chief Executive Officer



DATE August 14, 2000       BY /s/ Rocco Mitarotonda
     ---------------          ----------------------------------------
                              Rocco Mitarotonda
                              Chief Financial Officer








                                                                              11


================================================================================