Form 10-Q
period 2000-09-30
ENHERENT CORP
filed 2000-11-14
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

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

                           12300 Ford Road, Suite 450
                               Dallas, Texas 75234

                                 (972) 243-8345
              (Registrant's telephone number, including area code)

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



Indicate the number of share outstanding of each of the issuer's classes of common stock: Common Stock, par value $.001 per share, outstanding as of October 25, 2000 are 18,351,311 shares.

                         ENHERENT CORP. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:                                                                    Page
                                                                                                  ----

Consolidated Balance Sheets as of September 30, 2000
and December 31, 1999                                                                                1

Consolidated Statements of Operations for the three months
ended September 30, 2000 and 1999 and for the nine months ended
September 30, 2000 and 1999                                                                          2

Consolidated Statements of Cash Flows
for the nine months ended September 30, 2000 and 1999                                                3

Notes to Consolidated Financial Statements                                                         4-5

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                6-7


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                           8

ITEM 2.  Change in Securities                                                                        8

ITEM 3.  Defaults upon senior securities                                               Not Applicable

ITEM 4.  Submission of matters to a vote of security holders                           Not Applicable

ITEM 5.  Other Information                                                                           9

ITEM 6.  Exhibits and reports on Form 8-K                                                            9

ITEM 7.  Factors that may affect future results                                                   9-11

Signatures                                                                                          12

                         ENHERENT CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                                1999            2000
                                                                              --------        --------
ASSETS
Current assets:
  Cash and equivalents                                                        $  5,052        $  7,385
  Marketable securities                                                          1,810              --
  Accounts receivable, net of allowance of $529 in 1999 and $268 in 2000         8,712           8,518
  Prepaid expenses and other current assets                                      1,203             666
                                                                              --------        --------
     Total current assets                                                       16,777          16,569

  Fixed assets, net                                                              6,507           3,594
  Goodwill, net                                                                 16,863          16,155
  Other assets                                                                     388             164
                                                                              --------        --------
     Total assets                                                             $ 40,535        $ 36,482
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accrued compensation                                                        $  2,350        $  1,548
  Accounts payable and other accrued expenses                                    4,534           2,856
  Current portion of capital lease obligations                                     227              22
  Deferred revenue                                                                 632             284
                                                                              --------        --------
     Total current liabilities                                                   7,743           4,710

Note payable                                                                     1,000              --
Capital lease obligations, net of current portion                                  135              38
Deferred rent                                                                      386             324
                                                                              --------        --------
     Total liabilities                                                           9,264           5,072

Commitments                                                                         --              --

Series A redeemable convertible preferred stock, $0.01 par value:
authorized - 10,000,000 shares; none issued in 1999 and 8,000,000 in 2000           --           5,139

Stockholders' equity:
  Common stock, $.001 par value; authorized -- 50,000,000 shares; issued
     and outstanding -- 18,283,642 in 1999 and 18,351,311 in 2000                   18              18
  Additional paid-in capital                                                    86,361          94,213
  Accumulated deficit                                                          (55,108)        (67,960)
                                                                              --------        --------

     Total stockholders' equity                                                 31,271          26,271
                                                                              --------        --------
     Total liabilities and stockholders' equity                               $ 40,535        $ 36,482
                                                                              ========        ========


See accompanying notes.

                         ENHERENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30              SEPTEMBER 30
                                          ---------------------    ---------------------
                                            1999         2000        1999         2000
                                          --------     --------    --------     --------

Revenues                                  $ 15,909     $ 10,587    $ 52,918     $ 34,383
Cost of revenues                            10,098        7,268      39,072       24,420
                                          --------     --------    --------     --------
Gross profit                                 5,811        3,319      13,846        9,963

Selling, general and administrative
   expenses                                  6,899        4,113      26,013       17,658
Restructuring charges                           --           --       7,483           --
                                          --------     --------    --------     --------
                                            (1,088)        (794)    (19,650)      (7,695)

Other income (expense):
   Interest expense                            (42)         (21)       (119)        (208)
   Interest income                              66          133         262          407
                                          --------     --------    --------     --------
Net loss                                    (1,064)        (682)    (19,507)      (7,496)

Preferred stock dividends and accretion         --         (113)         --       (5,356)
                                          --------     --------    --------     --------
Net loss applicable to common
   stockholders                           $ (1,064)    $   (795)   $(19,507)    $(12,852)
                                          ========     ========    ========     ========

Net loss per share applicable to common
   stockholders                           $   (.06)    $   (.04)   $  (1.07)    $   (.70)
                                          ========     ========    ========     ========



See accompanying notes.

                         ENHERENT CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                        1999            2000
                                                                      --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(19,507)       $ (7,496)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                       3,664           2,935
     Provision for doubtful accounts                                        16            (261)
     Loss on disposal of fixed assets                                    1,654           1,280
     Write-off of goodwill                                               2,597              --
     Deferred rent                                                          19             (62)
     Changes in operating assets and liabilities:
        Accounts receivable                                              2,834             455
        Prepaid expenses and other current assets                          492             537
        Other assets                                                       101             224
        Accrued compensation                                               (57)           (802)
        Accounts payable and other accrued expenses                        765          (1,678)
        Deferred revenue                                                    82            (348)
                                                                      --------        --------
Net cash used in operating activities                                   (7,340)         (5,216)
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities                                              548           1,810
Purchases of fixed assets                                               (1,913)           (607)
Proceeds from sale of fixed assets                                          --              13
                                                                      --------        --------
Net cash (used in) provided by investing activities                     (1,365)          1,216
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable                                                  --          (1,000)
Exercise of stock options                                                   99             208
Principal payments under capital lease obligations                        (440)           (302)
Issuance of preferred shares and common stock warrants net of
  issuance costs                                                            --           7,427
                                                                      --------        --------
Net cash (used in) provided by financing activities                       (341)          6,333
                                                                      --------        --------

Net decrease (increase) in cash and equivalents                         (9,046)          2,333
Cash and equivalents at beginning of period                             14,772           5,052
                                                                      --------        --------
Cash and equivalents at end of period                                 $  5,726        $  7,385
                                                                      ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $    118        $    208
                                                                      ========        ========
Income taxes paid                                                     $    112        $     --
                                                                      ========        ========


See accompanying notes.

                                 ENHERENT CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the "Company" or "enherent") Annual Report on form 10-K for the year ended December 31, 1999.

2.   Name Change

     On July 2, 2000, PRT Group received shareholder approval to change its name from PRT Group Inc. to enherent Corp. and received approval from NASDAQ to trade its listed shares under the ticker symbol ENHT from PRTG. The Company amended its charter to reflect the name change on July 13, 2000 and began doing business under the new name.

3.   Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                 ENHERENT CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (continued)


     Each warrant entitles the holder to purchase one share of common stock prior to April 14, 2005. The Preferred Stock and related warrants were sold below the then market price of the Company's common stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,167,000, was deemed to be a dividend for purpose of calculating loss per share and was recorded at the date of issuance. The Preferred Stock is being amortized to its redemption amount.

5.   Insurance Refund

     The Company received a refund of $229,000 during the quarter from its directors and officers liability insurance carrier. The directors and officers liability policy entitled enherent to receive reimbursement of its legal fees incurred in the successful dismissal with prejudice of the Steinberg v. PRT Group Inc., Douglas K. Mellinger, Lowell W. Robinson, Gregory S. Mellinger and The Mellinger Group, (98 Civ. 6550 (DC)) class action lawsuit. The action was dismissed on March 28, 2000 and plaintiff's time to appeal the dismissal has elapsed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenue. Revenues decreased to $10.6 million during the quarter ended September 30, 2000 compared to $15.9 million during the quarter ended September 30, 1999. For the first nine months of 2000, revenues were $34.4 million compared to $52.9 million in the first nine months of 1999. The decrease in revenue was the result of reduced billable consultants, a slowdown in the industry and the completion of assignments. In addition, during the second half of 1999, enherent Corp. exited non-profitable businesses including The Institute of Software Process Improvements which reduced revenues in the current year.


Cost of Revenues. Cost of revenues was 68.7% and 71.0% in the third quarter and the first nine months of 2000, respectively, compared to 63.5% and 73.8% of revenue, respectively, for the same periods in fiscal 1999. The decrease in cost of revenues was due to a higher utilization and billable rates for e-business assignments offset partially from lower margins in the outsourcing solution business.


Gross Profit. Gross profit was 31.3% and 29.0% in the third quarter and first nine months of 2000, respectively, compared to 36.5% and 26.2% for the third quarter and first nine months of 1999, respectively. The increase in gross profit for the first nine months of 2000 is due to higher utilization and higher billable rates for e-commerce and IT professional staffing business. The decrease in gross profit for the third quarter of 2000 is due to higher resource costs.


Selling, General & Administrative Expenses. SG&A expenses for the third quarter of 2000 decreased $2.8 million to $4.1 million as compared to $6.9 million in the third quarter of 1999. Selling, general and administrative expenses as a percentage of revenue were 38.9% and 51.4% for the three- and nine-month periods ended September 30, 2000 respectively, compared to 43.4% and 49.2% for the three- and nine-month periods ended September 30, 1999, respectively. During the second quarter of 2000, enherent incurred $1.8 million in charges related to the relocation of its Hawthorne, New York office to Dallas, Texas. This included relocation costs ($300,000), severance and related expenses ($800,000) arising from the relocation and the Company recorded charges associated with the reduction of its delivery capabilities in its software centers ($700,000). In the third quarter of 2000, enherent received a refund of $229,000 for legal fees associated with the lawsuit dismissed in the first quarter of 2000. The Company continues to review costs associated with facilities and infrastructure.


Restructuring: The Company incurred $7.5 million in restructuring charges in 1999 comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the ISPI acquisition.

Loss from Operations: For the reasons set forth above, loss from operations was 7.5% and 22.4% of revenues in the third quarter and first nine months of 2000, respectively, compared to 6.8% and 37.1% for the comparable 1999 periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to approximately $11.8 million at September 30, 2000 from $9.0 million at December 31, 1999. Cash and equivalents and marketable debt securities were $7.4 million at September 30, 2000 compared to $6.9 million at December 31, 1999. The improvement in cash is mainly a result of the equity infusion related to our sale of the Series A Redeemable Convertible Preferred Stock. The primary uses of cash during the nine months ended September 30, 2000 were to fund normal operating expenses and the repayment of a note ($1,000,000) related to the acquisition of Computer Management Resources. The Company's accounts receivable were $8.5 million at September 30, 2000 down from $8.7 million at December 31, 1999. Days sales outstanding were 74 days at September 30, 2000 and 63 days at December 31, 1999.

Investing activities provided cash of approximately $1.2 million resulting from the sale of marketable securities offset by the purchases of property and equipment.

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

                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.

On October 27, 2000 the Company received a demand for arbitration from its former Chief Financial Officer, Lowell W. Robinson. Mr. Robinson claims the Company breached his employment agreement (the "Agreement") by not providing him with additional stock options at the time of his termination in July 1999. Mr. Robinson asserts that under the Agreement he is entitled to approximately $3,000,000 in cash or additional stock options such that the total value of his stock options is worth $3,000,000. Under the Agreement all disputes are to be resolved by arbitration under the rules of the American Arbitration Association. The Company has consulted with outside counsel and believes the former employee's claim is without merit. The Company intends to vigorously defend the claim.

ITEM 2. Change in Securities.

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into common stock on a one-for-one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant entitles the holder to purchase one share of common stock prior to April 14, 2005. The Preferred Stock and related warrants were sold below the then-market price of the Company's common stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the warrants, aggregating approximately $5,167,000, were deemed to be a dividend for purpose of calculating loss per share.

ITEM 3. Defaults Upon Senior Securities.

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

                           PART II. OTHER INFORMATION
                                   (continued)


ITEM 5. Other Information.

On August 22, 2000, enherent Corporation Board of Directors approved the repurchase of up to two million shares of enherent common stock. The Board authorized the company officers to implement the repurchase of common stock through open-market purchases to be made from time to time and at prevailing market prices.

Effective September 15, 2000, Jack D. Mullinax was elected Chief Financial Officer and Executive Vice President, Corporate Services of enherent Corp. This appointment was part of the company's consolidation of shared corporate services.

ITEM 6. Exhibits and Reports on Form 8-K

        Exhibits

        (a) Form 8-K filed July 14, 2000

        (b) Form 8-K filed August 13, 2000

        (c) Form 8-K filed September 15, 2000


ITEM 7. Factors That May Affect Future Results

RELIANCE ON KEY PERSONNEL

The Company's future success depends on the continued services of certain key management personnel, in particular, Dan Woodward, Chief Executive Officer, and Jack Mullinax, Chief Financial Officer and Executive Vice President of Corporate Services, each of whom has entered into an employment agreement with the Company. Mr. Mullinax was promoted to his current position as CFO and EVP of Corporate Services in September of this year. In addition, the Company's continued growth depends on its ability to attract and retain capable management personnel. Failure to do so or the loss of either of Messrs. Woodward or Mullinax could have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II. OTHER INFORMATION
                                   (continued)


CONTROL BY PRINCIPAL STOCKHOLDERS

As of September 30, 2000, the Mellinger family owned approximately 25.3% of the Company's outstanding shares of voting Common and Preferred Stock. The Mellinger family is comprised of: a) Douglas K. Mellinger, Non-Executive Chairman of the Board of Directors and former Chief Executive Officer of the Company. Douglas K. Mellinger beneficially owns approximately 7% of the Company's outstanding shares; b) Gregory S. Mellinger, former Chief Operating Officer and Director. Gregory S. Mellinger beneficially owns approximately 6.2% of the Company's outstanding shares; c) Paul L. Mellinger, brother of Douglas and Gregory Mellinger, who is not and never has been an employee of the Company. Paul Mellinger owns approximately 7.7% of the Company's outstanding shares; d) Jerome and Barbara Mellinger, parents of Douglas, Gregory and Paul Mellinger, who beneficially own approximately 3.4% of the Company's outstanding shares; and e) the wives and children of Douglas and Gregory Mellinger, who own approximately 1% of the Company's outstanding shares.

In April 2000 the Company issued 8,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. At this time the Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's common stock at an initial exercise price of $1.00 per share subject to adjustment. The Preferred Stock, which has the same voting rights as the Company's common stock, is convertible, subject to adjustment, into common stock on a one-for-one basis at any time and is redeemable, after April 14, 2005, at the option of the holder at its liquidation value plus accrued and unpaid dividends. The investors in this private placement were The Travelers Indemnity Company, Tudor BVI Global Portfolio Ltd., Raptor Global Portfolio Ltd., and Tudor Arbitrage Partners L.P., EFG Eurofinancial Investment Company (collectively the "The Preferred Stock Investors"). The Preferred Stock Investors own approximately 35.4% of the Company's outstanding shares of voting Common and Preferred Stock excluding Warrants convertible into Common Stock. With fully exercised Warrants the Preferred Stock Investors would own approximately 44% of the Company's outstanding voting shares. Mr. Jack Rivkin is a director of the Company and an employee of Citigroup, the parent company of The Travelers Indemnity Company. Mr. Rivkin does not own any of the Company's shares. Mr. Robert Forlenza is a director of the Company and an employee of Tudor Investment Corporation. Mr. Forlenza owns options to purchase 20,000 shares of common stock.

The Mellinger family and Preferred Stock Investors own approximately 60.7% of the Company's outstanding voting shares. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

                           PART II. OTHER INFORMATION
                                   (continued)


RISK OF DE-LISTING OF COMPANY'S SHARES FROM THE NASDAQ NATIONAL MARKET SYSTEM

The Company's shares listed on the Nasdaq National Market System ("NMS") have frequently traded below $1 per share since April 2000. According to the rules of the Nasdaq exchange the Company's shares could be de-listed and no longer traded on this exchange if they fail to close with a minimum bid price above $1 per share for 30 or more consecutive trading days. The Company would have 90 days from the date of a de-listing notification from Nasdaq to meet listing requirements.

In August of this year, the Company announced that its Board of Directors had authorized a buy-back of up to 2,000,000 shares of the Company's Common Stock through open market purchases, to be made from time to time at prevailing market prices. The Company believes the buy-back plan will help it: a) maintain adherence to Nasdaq listing requirements and b) prevent a de-listing of the Company's shares. At the present time the Company has not bought back any of its shares. The Company cannot guarantee that the buy-back plan will prevent its shares from being de-listed.

A de-listing could adversely impact the value of the Company's shares and may result in a halt in trading of its shares. In the event of a de-listing from Nasdaq NMS, the Company could apply to the Nasdaq Small Cap. Market or OTC Bulletin Board to continue trading. There is no guarantee that the Company's shares would be accepted by these exchanges for listing.


ADDITIONAL FACTORS TO CONSIDER WHEN INVESTING IN THE COMPANY'S SHARES

For additional factors that may effect the Company's share price, investors should refer to the section "Factors That May Affect Future Results" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE November 14, 2000                BY /s/ Dan S. Woodward
    ------------------------             ---------------------------------------
                                         Dan S. Woodward
                                         President and Chief Executive Officer



DATE November 14, 2000                BY /s/ Jack D. Mullinax
    ------------------------             ---------------------------------------
                                         Jack D. Mullinax
                                         Chief Financial Officer