Form 10-K
period 2000-12-31
ENHERENT CORP
filed 2001-04-04
CIK 1045560

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission file number 0-23315

                                 enherent Corp.
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-3914972
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)
     12300 Ford Road, Suite 450
           Dallas, Texas                                  75234
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (972) 243-8345
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------
            None                                  None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates of the registrant as of March 16, 2001, was approximately $3,008,000.

      The number of shares outstanding of each of the registrant's classes of Common Stock, as of March 16, 2001 was approximately 18,351,311 shares.

                       Documents Incorporated by Reference

      Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be held on May 3, 2001, are incorporated by reference into
Part III hereof.

================================================================================

                                     PART I

Item 1. Business

The following description of the business of enherent Corp. ("enherent" or the "Company") contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section and elsewhere in this Form 10-K Annual Report, the words "anticipate," "believe," "expect," "estimate," "predict," "plan," "will," "should," "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

GENERAL

      enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989. The Company was reincorporated in Delaware in 1996. The Company maintains its principal executive offices at 12300 Ford Road, Suite 450, Dallas, Texas 75234. The Company's telephone number is
(972) 243-8345.

      enherent provides scalable information technology ("IT") and e-business innovations. In partnership with its clients and through the utilization of its Balanced Development Methodology(SM), enherent accelerates design, development and delivery of discrete and seamless end-to-end solutions along the application development lifecycle. enherent addresses cross-industry business needs by focusing on the critical disciplines of project management, business requirements management and e-business technologies, while leveraging its intellectual capital to deliver scalable solutions that create value for its clients. The Company has approximately 300 employees in Solution Centers in Windsor, Connecticut, Barbados, West Indies and in client-site operations throughout the Mid-Atlantic and Northeastern United States.

      enherent provides its services through two primary lines of business. The first--Solutions Outsourcing--enables clients to turn over to enherent management of an IT project, application development project, application maintenance project, application production support function or an entire IT department--improving efficiency and maximizing results. The second--IT Staffing--provides clients with access to a wide range of IT professionals to augment their staffing needs.

      Solution Centers. enherent's Solution Centers in Windsor, Connecticut and Barbados, West Indies provide centralized and comprehensive IT services that combine skilled IT professionals, proven quality processes and knowledge management systems. The Centers, operating as a Virtual Application Development Environment, have parallel technology infrastructures, organizational units and human resource practices that enable enherent to shift projects and personnel to meet client requirements and maximize staff productivity.

      Quality Processes. enherent's Balanced Development Methodology(SM) ensures that its solutions meet industry standards while reflecting the realities of the client's business priorities. The Methodology is a dynamic approach that draws on four sources for setting and meeting quality goals for each solution component: rigorous quality principles based on the Software Engineering Institute's Capability Maturity Model (CMM); iRAD, enherent's own iterative rapid application development process; project management principles based on the Project Management Institute's Project Management Book of Knowledge (PMBOK); and the business value of the function as stated by the client.

      To ensure quality measurement and control, enherent keeps its quality assurance teams independent from project management teams. It also maintains a proprietary, Lotus Notes-based Knowledge Asset Database(SM) with best-practice methods, tool sets and work products that are available to all project teams.

IT Staffing

      enherent's IT Staffing delivers individual or team staffing with a focus on the critical disciplines of project management, business requirements management and e-technologies for the full spectrum of IT application development and maintenance services, from legacy systems and client server to Internet and network solutions. The Company provides specific industry expertise in the insurance, financial services, pharmaceutical and high-tech industry sectors. To keep skills sharp, the Company provides computer-based and classroom training for employees and subcontractors.

Solutions Outsourcing - e-Technologies

      Through Solutions Outsourcing - e-Technologies, enherent provides the rapid development of focused, flexible solutions that address its clients' business goals. enherent solutions allow for easy implementation of new applications, integration with existing platforms and communication and interaction with the client's supply chain and customers.

      enherent begins each e-business project with excelerator(SM), which explores the client's current situation and e-business goals and creates a clear picture of the scope of the project, how work will proceed and how much the solution will cost--both to develop and operate. excelerator(SM) results include: concept design, the proposed architectural model, a high-level use case model, an iteration schedule, a quality overview, high-risk sequence diagrams, a risk assessment and a detailed project plan as well as a budget. After excelerator(SM) is complete, the project team and client move into iRAD--enherent's iterative process for rapid application development. The project team focuses on the most complex, high-risk functional components of the solution first. Members construct, implement and test the first set of components. As they add components, they revisit each previous set to ensure compatibility and functionality. The overall development process includes three phases: 1) elaborate--define and design, 2) build--model and build; and 3) deliver--improve, test, deploy and document.

      enherent's iRAD process provides clients several major benefits, including clear, accurate information up front about schedules and costs. It also provides clients with early validation and less risk because the most complex components are built first. Clients also benefit from flexible, scalable solutions that are built to industry standards.

      After development is complete, enherent offers technical operations support to manage and maintain the solution.

Solutions Outsourcing - IT

      enherent's Solutions Outsourcing - IT provides clients access to expert technical support without the expense and administrative burden of maintaining IT facilities and technology or adding full-time personnel. Solutions Outsourcing - IT services include application development and maintenance, application support, networking, call centers and help desks, systems management and Internet communications. enherent can manage an outsourced project in the customer's facility or in one of its Solution Centers. enherent's Solutions Outsourcing - IT services encompass: 1) resources--the acquisition, deployment and use of people, facilities, technology, equipment, support functions and supplies; 2) integration--the linking of business processes, including the development of interfaces, with related processes and applications; and 3) performance--shared commitments for setting, measuring and achieving optimal service.

Target Markets

      enherent supports cross-industry platforms and technologies with targeted industry sectors including insurance, financial services, banking and capital markets, pharmaceuticals, health care and high-tech. The Company recently announced alliances with BEA Systems, Inc., Business Objects and Mercury Interactive to complement the services it provides by selecting these leading products and technologies as areas of specialization.

      enherent is active in several geographic markets, including the Northeast Area, from Washington, D.C to Maine; the South Area from Texas to Georgia and the Caribbean and Latin America through enherent Solutions International in Barbados, West Indies.

      enherent focuses its marketing efforts primarily at Fortune 1000-sized companies with significant IT and business needs. For the 12 months ending Dec. 31, 2000, enherent's largest clients, listed alphabetically, were Aetna, AirMedia, Cigna, Guy Carpenter, Hartford Insurance, Interior Systems, Inc., J.P. Morgan, Pfizer and Prudential Insurance.

THE IT SERVICES INDUSTRY

      enherent believes that a number of key industry trends will continue to have a major influence on the worldwide IT services market.

Shortage of IT Professionals

      Top-level IT professionals continue to be in short supply. Despite the economic slowdown and IT Services Industry slowdown that began in the second half of 2000, the population of well-trained and highly skilled IT specialists is small--and increasingly, they are finding the best career opportunities with IT professional services companies. This is creating a growing gap inside corporations between what people can do in-house and why they have to secure outside IT help to accomplish their mission.

      As corporations move more and more to e-business, there is more complex work to be done--integration of legacy systems, creation of and migration to new applications architectures--and fewer skilled internal resources to accomplish it. We believe this growing capability gap should generate more demand for the Company's services once the general economic slowdown moves towards a recovery.

e-Business Demand

      We believe, in the next three to five years, firms struggling to reinvent business processes and reach more online consumers will continue to invest heavily in e-business consulting and support.

      The need for e-business help will grow as Internet initiatives increase in complexity. Companies are moving away from stand-alone commerce sites toward Internet-enabled supply chains and customer service systems. They are seeking help to create new business models, smooth out site architecture, reach consumers and link with the middle market.

      Forrester Research identifies four key e-business services--strategy, marketing, design and technical services. Marketing and technical services are in the highest demand. More than 63 percent of outsourcing dollars will go to marketing, application development and commerce package implementation according to Forrester. A growing number of IT service companies will compete for these services.

      Few companies use vendors for end-to-end web solutions, instead using on average at least three service providers to get results. enherent is well positioned to compete in this compartmentalized market. The Company's Solutions Outsourcing - e-Technologies services focuses on two of the most in-demand categories: design and technical services for the Internet, Intranets and Extranets. For clients who need additional assistance, enherent is poised to respond through a growing strategic network of alliances and partnerships with firms like BEA Systems, Inc., Business Objects SA and Mercury Interactive Corp.

Software Engineering Challenges

      Software engineering organizations face significant challenges in delivering high-quality applications on time and on budget. Because software development is plagued with problems, the push for standards and benchmarks will intensify. One system--the Capability Maturity Model (CMM) developed by the Software Engineering Institute at Carnegie Mellon University--is gaining momentum in the industry. As Leon A. Kappleman stated in the June 26, 2000, Information Week, "Specify, measure and demand software quality. The evidence is also clear that good software-quality practices reduce costs and time to market. Companies are committing to CMM as the blueprint for their improvement. It's noteworthy ... that Citicorp, Computer Sciences, IBM Global Services and Perot Systems own CMM level-five shops."

      CMM documents best practices for software development and provides an orderly plan for improving software development methods gradually. CMM defines a set of five maturity levels for software development organizations and details the attributes of each level. Level 1, the entry level, covers any software development process in existence. Level 5 characterizes a sophisticated software development shop that consistently produces high-quality results, on time and in budget. Level 5 organizations systematically improve themselves by self-examination and internal process tuning. Levels 2, 3 and 4 define various steps along the road to improvement. enherent has achieved Level 3 certification at its Barbados Solutions Center.

Offshore and Near-shore Software Engineering

      International Data Corporation ("IDC"), an independent research firm, cites a number of reasons IT services firms are creating offshore and near-shore service providers: industry-wide skills shortage, rapidly escalating cost of domestic or onshore labor, proliferation of Internet technologies, urgency of IT projects driven by the euro and globalization of industries across global markets.

      India, Mexico and the Caribbean and South Africa are three of the most active offshore regions. India is growing rapidly in the IT services sector due to access to skilled people, quality of workforce, lower costs, rapid time to market, government support and fluency in English. Mexico and the Caribbean offer similar advantages--as well as proximity to the U.S. market and support of the NAFTA agreement among Mexico, Canada and the U.S.

      IDC predicts that "the offshore model will evolve to become a serious competitor to both U.S.-based services firms and also for large global outsourcing vendors." enherent is taking advantage of the benefits of offshore and near-shore operations through its Solutions Center in Barbados, West Indies.

enherent SERVICES OFFERED

IT Staffing

      enherent employs a wide range of experienced IT professionals available to help customers with their IT staffing needs and goals. Our expertise includes programming languages, operating systems, databases, applications and tools. Technology environments served are mainframe, client server, Internet and network.

      enherent has built its reputation on the capabilities of its experienced project managers skilled in the use of its Knowledge Asset Database(SM). This proprietary resource includes software quality assurance; software configuration management; project initiation, planning, tracking and closure; peer review; and customer interaction allowing for the creation and use of best practices by all of our project managers.

      enherent provides IT staffing to meet a range of client needs--including application development and implementation, project management and other IT support, including business analysis, quality assurance, usability analysis, documentation and help desk support.

Solutions Outsourcing - e-Technologies

      enherent's Solutions Outsourcing - e-Technologies focuses on two of the most critically needed services for companies striving to harness the Internet and leverage the advantages of Intranet- and Extranet-based communications: design and technical services.

      enherent's Solutions Outsourcing - e-Technologies objective is to create and integrate web applications that enable customers to maximize business value, protect their investment in legacy systems and communicate and transact effectively with customers, trading partners and employees. Typical customers include Fortune 1000 and dot.com companies in the commercial and government sectors.

      enherent begins its interactive process with the customer with excelerator(SM), a fixed-price engagement that enables the client to evaluate and define its commitment and phase its e-business development. After excelerator(SM) is complete, the project moves through three consulting phases: elaboration, building and testing and deployment.

      enherent's proprietary Balanced Development Methodology(SM) guides both excelerator(SM) and the consulting phases. This Methodology includes four components--business value determined by clients; enherent's iRAD engineering process, the Software Engineering Institute's CMM process and project management disciplines based upon the Project Management Institute's Project Management Book of Knowledge. The Balanced Development Methodology(SM) is dynamic and high impact. Based on industry standards--and balanced by the client's own business priorities--the Methodology enables enherent to deliver well-engineered, affordable solutions. Best practices are captured and reused by enherent's experienced development teams.

      enherent's iRAD process is based on the industry-standard Unified Modeling Language (UML). During the excelerator(SM) engagement, the project team breaks down the functionality required by the customer into use cases. Use case definition allows enherent to assess how the eventual system will work based upon the components of the business model. This component analysis enables the team to validate the architecture, isolate changes required and clearly identify software change issues.

      The project team prioritizes each use case and focuses on the most complex, high-risk functional components of the solution first. Members construct, implement and test the first set of components. As they add components, they revisit each previous set to ensure compatibility and functionality.

      enherent's iRAD process unifies best practices from project management, business modeling, requirements management, analysis and design, testing and change control into one, consistent, full-life cycle process. The benefits of the enherent approach include: shorter development cycles through controlled iterative development; increased developer productivity through model-driven development; improved software quality through use-case and business-focused development; significant software reuse through a focus on software architecture and components and enhanced team communication through use of UML.

      enherent has developed a Lotus Notes-based Knowledge Asset Database(SM) based on CMM and critical to the Company's ongoing learning and improvement efforts. The Knowledge Asset Database(SM) is a collaborative tool used by the development staff, project managers, business analysts and graphic designers. The database includes the following components: software quality assurance, data center library, project initiation, site administration, customer interaction, configuration management, voice and data LAN/WAN/MAN connections, planning, tracking and closure, as well as peer review. enherent's project management model is based on principles from the Project Management Institute. Clients can choose from three management models--customer-managed, collaboratively managed and enherent-managed. For all of these models, enherent supports knowledge transfer to the client and the use of our tools and technology.

      enherent's engagement model focuses on customer requirements and allows for development to be done at the client's site or in enherent's Solution Centers in Windsor, Connecticut, or Barbados, West Indies. Client contact begins with an enherent sales representative and is transferred to a project manager as a project gets under way. The project manager is responsible for translating the customer needs to the developers, business analyst, coders and graphic designer. The production and development teams report to a resource manager. For large projects, these teams are augmented with additional developers. All escalation issues are handled by enherent's geographic vice president and general manager, who oversees all sales and delivery resources for a given geography.

Solutions Outsourcing - IT

      enherent's Solutions Outsourcing - IT services include application development and maintenance, networking, call centers and help desks, systems management and Internet communications. enherent can manage outsourced projects at the client's site or from one of its Solution Centers.

      IT Solutions Outsourcing encompasses: 1) resources--the acquisition, deployment and use of people, facilities, technology, equipment, support functions and supplies; 2) integration--the linking of business processes, including the development of interfaces, with related processes and applications; and 3) performance--the responsibility for service-level metrics and agreements.

      For each outsourcing project, enherent completes a six-phase consulting process that includes assessment, solution definition, transition planning, implementation, testing and support.

      In application development and maintenance, enherent's outsourcing services include: application development, project management consulting, application infrastructure integration, system simulation, testing services, applications maintenance and software performance improvement.

      In network support, enherent's outsourcing services include: managed network solutions, network connectivity, network collaboration services and premise data services.

      In systems management, enherent's outsourcing services include: data center management, mid-range management, data transfer services as well as testing services.

      In call center and help desk support, enherent's outsourcing services include call center support and management.

      In Internet communications, enherent's outsourcing services include: legacy and Internet connectivity, remote access service and web hosting.

Foreign Operations

      In addition to its domestic operations, which include the United States, the Company has operations in the West Indies and Asia (discontinued during 1999). The Company's operations in Asia were not individually material and are included in foreign operations along with the West Indies. (For additional information, see Footnote 15 in the Notes to Consolidated Financial Statements.)

CERTAIN ACQUISITION TRANSACTIONS

Computer Management Resources, Inc. ("CMR")

      Effective July 1, 1997, the Company purchased all of the issued and outstanding capital stock of Computer Management Resources, Inc. for approximately $6,294,000. CMR was a provider of information technology services. The excess of costs over net assets acquired, was approximately $6,180,000. The purchase price consisted of $2,864,000 in cash, 119,181 shares of the Company's Common Stock valued at such time at approximately $1,430,000, or $12.00 per share, and a promissory note in the principal amount of $2,000,000 (the "CMR Note"), which was paid in full in 2000.

Advanced Computing Techniques, Inc. ("ACT")

      Effective January 31, 1998, enherent acquired substantially all of the assets of ACT, headquartered in Glastonbury, Connecticut, for an aggregate purchase price of approximately $13.0 million in cash. ACT provided IT software engineering and staffing solutions on the East Coast through its staff of approximately 175 experienced consultants. ACT provided a wide range of IT solutions and professional services to Fortune 500-sized companies. ACT's operations are now part of the Company's Professional Services and Project Solutions groups.

Institute For Software Process Improvement ("ISPI")

      Effective April 15, 1998, enherent acquired substantially all of the assets of ISPI, headquartered in Pittsburgh, Pennsylvania, for an aggregate purchase price of approximately $2.7 million in cash. ISPI provided comprehensive quality management and process improvement services, with an emphasis on the software engineering CMM, including consulting and implementation support, software engineering training and mentoring and assessments and evaluations through its staff of approximately 20 experienced consultants.

      enherent discontinued operation of its ISPI subsidiary in June 1999. Effective September, 1999 enherent sold all course materials and related intellectual property rights of ISPI to Aimware Ltd. In addition, enherent agreed to waive certain non-competition obligations of certain former enherent employees so that Aimware could hire these employees to provide ISPI services. In exchange for the sale of these ISPI assets, enherent received a royalty payment equal to 5% of all Aimware revenues generated from the assets sold during the first 18 months after the sale.

COMPETITION

      The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of enherent include "Big Five" accounting firms, software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms as well as internal IT staff of enherent's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value.

INTELLECTUAL PROPERTY RIGHTS

      The Company believes that its success and ability to compete is dependent in part upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements with its employees, subcontractors, key suppliers and customers to establish and protect its technology and other proprietary rights. The Company does not have any patents. The Company has copyright protection with respect to certain of its proprietary software, its web site and certain marketing materials, as well as U.S. trademark registration for many of its trade and service marks. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued software development and maintenance needs of its proprietary systems and technology, and brand-name recognition are more important to establish and maintain a leadership position and strengthen its brand.

      As part of its confidentiality procedures, the Company typically enters into agreements with its employees, subcontractors and certain clients which limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that steps taken by the Company will be adequate to prevent misappropriation of its technology, that agreements entered into for that purpose will be enforceable or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Policing unauthorized use of the Company's proprietary rights is difficult. Any misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, results of operations or financial condition. The Company could incur substantial costs and management's attention could be diverted from the Company's operations in protecting and enforcing its intellectual property. Moreover, there can be no assurance that claims asserting that its intellectual property rights infringe on the intellectual property rights of others will not arise. There can be no assurance that such a claim will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringing intellectual property from a third party on commercially reasonable terms, if at all, in the event of an adverse determination. The Company typically has agreed to indemnify its customers and key suppliers for liability in connection with the infringement of a third party's intellectual property. While the Company is not currently subject to any such claims, any future claim, with or without merit, could result in material adverse effect on the Company's business, results of operations or financial condition.

Item 2. Properties

      The Company leases all of its facilities, consisting of approximately 63,000 square feet of space in four locations. enherent currently operates in three types of facilities: (i) Computer Software Engineering Centers (CSECs),
(ii) sales and account management offices and (iii) administration and operations offices in Dallas, Texas; New York, New York; Windsor, Connecticut; and Barbados, West Indies. enherent has sales and account management offices located in Texas, Connecticut and New York. Currently, the Company operates two CSECs, located in Barbados, West Indies and Windsor, Connecticut. It is expected that no additional space will be required at this time, but that operations may relocate in order to be closer to their customer base. In 2000, the Company was able to end the lease on a portion of its Windsor and Barbados facilities, reducing its leased square footage by approximately 37,000 square feet.

Item 3. Legal Proceedings

A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination, he was entitled to stock options worth $3,000,000 or the stock option value in cash. enherent has filed a Motion for Summary Judgment that has not been ruled on by the Arbitrator. No ruling on this motion has been made to date. There is no hearing date for the arbitration.

      In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, including the above mentioned Demand for Arbitration, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

                                      None

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      The Common Stock of the Company is currently traded on the Nasdaq National Market ("Nasdaq") under the symbol "ENHT." The Common Stock commenced trading on Nasdaq on November 20, 1997 in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $13.00 per share (the "Offering").

      Set forth below are the high and low sales prices for shares of the Common Stock for the last two fiscal years:

      Fiscal Period                               High                Low
      -------------                             --------             ------
      1999
      First Quarter ................              $5.56              $2.42
      Second Quarter ...............              $3.50              $2.00
      Third Quarter ................              $2.89              $1.75
      Fourth Quarter ...............              $2.64              $1.75
      2000
      First Quarter ................              $6.50              $1.39
      Second Quarter ...............              $1.89              $0.85
      Third Quarter ................              $1.25              $0.64
      Fourth Quarter ...............              $1.14              $0.28

      The number of stockholders of record of the Common Stock as of March 16, 2001 was approximately 3,000 based on transfer agent reports; the closing price of the Common Stock on Nasdaq on March 16, 2001 was $.25.

      On February 21, 2001, Nasdaq notified the Company that it failed to meet the continued listing requirement of maintaining a minimum bid price of $1 per share during the last 30 consecutive trading days. enherent has until May 22, 2001 to regain compliance and avoid having its securities delisted. The Company has the right to appeal Nasdaq's decision.

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

      In August 2000, the Board of Directors approved the buy-back of up to $2,000,000 of the Company's outstanding Common Stock. As of December 31, 2000 the Company had not purchased any of its outstanding Common Stock. However, in the first quarter of 2001, the Company purchased 223,000 shares of its outstanding common stock.

Item 6. Selected Financial Data

                      Selected Consolidated Financial Data
                      (In Thousands, Except Per Share Data)

                                                                          Years Ended December 31
                                                ----------------------------------------------------------------------------
                                                    1996            1997            1998            1999            2000
                                                ------------    ------------    ------------    ------------    ------------
      Statement of Operations Data:
      Revenues ..............................   $     23,801    $     59,816    $     85,607    $     65,359    $     43,697
      Cost of revenues ......................         17,965          40,898          64,096          47,815          30,753
                                                ------------    ------------    ------------    ------------    ------------
      Gross profit ..........................          5,836          18,918          21,511          17,544          12,944
      Selling, general and administrative
        expenses ............................          9,235          19,332          34,214          31,441          21,787
      Restructuring charges .................             --              --              --           7,483              --
                                                ------------    ------------    ------------    ------------    ------------
      Loss from operations ..................   $     (3,399)   $       (414)   $    (12,703)   $    (21,380)   $     (8,843)
                                                ------------    ------------    ------------    ------------    ------------
      Net loss ..............................   $     (3,269)   $       (553)   $    (12,040)   $    (21,215)   $     (8,532)
                                                ------------    ------------    ------------    ------------    ------------
      Preferred stock dividends and accretion            117          18,683              --              --           5,474
                                                ------------    ------------    ------------    ------------    ------------
      Net loss available to common
        shareholders ........................   $     (3,386)   $    (19,236)   $    (12,040)   $    (21,215)   $    (14,006)
                                                ============    ============    ============    ============    ============
      Basic and Diluted loss per
       Common share .........................   $      (0.24)   $      (1.31)   $       (.66)   $      (1.16)   $       (.76)
                                                ============    ============    ============    ============    ============
      Weighted average common shares and
        equivalents outstanding .............     14,310,155      14,728,087      18,213,252      18,274,705      18,347,244
                                                ============    ============    ============    ============    ============

                                                                                        December 31
                                                             -----------------------------------------------------------------
                                                               1996           1997          1998          1999          2000
                                                             --------       --------      --------      --------      --------
      Balance Sheet Data:
      Working capital .................................      $ 13,923       $ 51,253      $ 23,577      $  9,034      $ 11,322
      Total assets ....................................        23,960         75,914        62,782        40,535        33,530
      Current portions of long-term obligations .......         1,133            400           456           227            16
      Long-term obligations, less current portions ....         2,177          2,738         1,424         1,135            28
      Total liabilities ...............................         8,606         11,825        10,395         9,264         3,156
      Series A redeemable convertible preferred stock .        16,939             --            --            --         5,258
      Total stockholders' equity (deficit) ............        (2,081)        64,089        52,387        31,271        25,116

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operation" contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section or elsewhere in this Form 10-K Annual Report, the words "anticipate," "believe," "estimate," "expect," "estimate," "predict," "plan," "will," "should," "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under the caption "Certain Factors That May Affect Future Results."

Results of Operations

      The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

                                       Years ended December 31
                                 ----------------------------------
                                  1998          1999          2000
                                 ------        ------        ------
      Revenues ............       100.0%        100.0%        100.0%
      Cost of Revenues ....        74.9          73.2          70.4
                                 ------        ------        ------
      Gross Profit ........        25.1          26.8          29.6
      SG&A ................        39.9          48.1          49.9
      Restructuring charges          --          11.4            --
                                 ------        ------        ------
      Loss from operations        (14.8)%       (32.7)%       (20.3)%
                                 ======        ======        ======

Fiscal Year 2000 Compared to Fiscal Year 1999

      Revenues. Revenues decreased approximately 33.1% to $43.7 million in fiscal year 2000 from $65.4 million in fiscal year 1999. The decrease in revenue was a result of the continuing effects in 2000 of shedding low-margin business in 1999, the reduced number of billable consultants, a general slowdown in the industry and the completion of certain assignments.

      Cost of Revenues. Cost of revenues decreased approximately 35.7% to $30.8 million in fiscal year 2000 from $47.8 million for the comparable period in 1999. As a percentage of revenues, cost of revenues decreased to approximately 70.4% in fiscal year 2000 from approximately 73.2% for fiscal year 1999. The decrease in cost of revenues was due to higher utilization and billable rates for e-business assignments offset partially from lower margins in the outsourcing solutions business.

      Gross Profit. For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 29.6% from 26.8% for the comparable period in 1999.

      SG&A Expenses. SG&A expenses decreased approximately 30.7% to $21.8 million in fiscal year 2000 from $31.4 million for the comparable period in 1999. As a percentage of revenues, SG&A expenses increased to approximately 49.9% in fiscal year 2000 from approximately 48.1% for the comparable period in 1999. In 2000, enherent incurred $1.8 million in charges related to the relocation of its Hawthorne, New York office to Dallas, Texas and the reduction of its delivery capabilities in its computer software engineering centers, offset by $700,000, the unused portion of the $7.5 million restructuring charge in 1999. The year-to-year reduction was due primarily to personnel and facility cost reductions.

      Restructuring. In 1999 the Company incurred $7.5 million in restructuring charges comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the acquisition of the Institute for Software Process Improvement, Inc. Furthermore, the Company moved its headquarters to Windsor, Connecticut and converted its former Manhattan headquarters to a smaller sales office and sublet the excess space in the former headquarters. In 1999, the Company was unable to sublet the unproductive portion of the Hartford Software Engineering Center and estimated that it would take 18-24 months to sublease, which accounted for a provision of approximately $786,000 remaining at December 31, 1999. Additional provisions for restructuring charges remained as of December 31, 1999 consisting of legal and brokers' fees related to the sublease of the Hartford space of approximately $213,000, continuing severance and related costs of approximately $520,000, closure of India operations of approximately $59,000 and sublease of a portion of the New York City office of approximately $81,000. The Company completed the planned restructuring, however, approximately $700,000 of the amount accrued in 1999 was not required and has been included in Selling, General and Administrative expenses in 2000.

      Loss from Operations. For the reasons set forth above, loss from operations for the fiscal year 2000 was $8.8 million compared to a loss of $21.4 million in the comparable period in 1999. As a percentage of revenues, the loss from operations for the fiscal year 2000 was approximately (20.3)% compared to approximately (32.7)% in the comparable period in 1999.

      Other Income. Interest income increased 41.6% to $521,000 from $368,000 due to the investing of the cash received in the issuance of the 8,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock.

      Preferred Stock Dividends and Accretion. The 8,000,000 share of Series A Senior Participating Redeemable Convertible Preferred Stock was sold below the then market price of the Company's common stock. This discount, aggregating approximately $5.2 million was deemed a dividend on Preferred Stock.

Fiscal Year 1999 Compared to Fiscal Year 1998

      Revenues. Revenues decreased approximately 23.6 % to $65.4 million in fiscal year 1999 from $85.6 million in fiscal year 1998. The decrease in revenue was the result of several projects coming to an end and the non-renewal of certain client assignments further compounded by a slowdown during the fourth quarter 1999 related to the approach of the Year 2000. Additionally, revenue decreased as a result of the restructuring during the second quarter of 1999 which included the discontinuance of operations of the ISPI division.

      Cost of Revenues. Cost of revenues decreased approximately 25.4% to $47.8 million in fiscal year 1999 from $64.1 million for the comparable period in 1998. As a percentage of revenues, cost of revenues decreased to approximately 73.2% in fiscal year 1999 from approximately 74.9% for fiscal year 1998. The decrease in cost of revenues was in direct proportion to the decrease in revenues, together with a reduction in professionals and a discontinuation of relocation packages to the United States from the Barbados CSEC.

      Gross Profit. For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 26.8% from 25.1% for the comparable period in 1998.

      SG&A Expenses. SG&A expenses decreased approximately 8.1% to $31.4 million in fiscal year 1999 from $34.2 million for the comparable period in 1998. As a percentage of revenues, SG&A expenses increased to approximately 48.1% in fiscal year 1999 from approximately 39.9% for the comparable period in 1998. The decrease in SG&A expenses resulted from (i) cost-cutting measures undertaken offset by increases from costs associated with the hiring of a new Chief Executive Officer and new management team, (ii) increased marketing and promotional expenditures and (iii) increased legal fees in connection with the class action suit. In addition, the SG&A expenses as a function of revenues were negatively affected by the lower revenue base.

      Restructuring. In 1999 the Company incurred $7.5 million in restructuring charges comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the acquisition of ISPI. Furthermore, the Company moved its headquarters to Windsor, Connecticut and converted its former Manhattan headquarters to a smaller sales office and sublet the excess space in the former headquarters. In 1999, the Company was unable to sublet the unproductive portion of the Hartford Software Engineering Center and estimated that it would take 18-24 months to sublease, which accounted for a provision of approximately $786,000 remaining at December 31, 1999. Additional provisions for restructuring charges remained as of December 31, 1999 consisting of legal and brokers' fees related to the sublease of the Hartford space of approximately $213,000, continuing severance and related costs of approximately $520,000, closure of India operations of approximately $59,000 and sublease of a portion of the New York City office of approximately $81,000.

      Loss from Operations. For the reasons set forth above, loss from operations for the fiscal year 1999 was $21.4 million compared to a loss of $12.7 million in the comparable period in 1998. As a percentage of revenues, the loss from operations for the fiscal year 1999 was approximately (32.7)% compared to approximately (14.8)% in the comparable period in 1998.

Quarterly Results

      The following table sets forth certain unaudited quarterly operation information for the most recent eight quarters ending with the quarter ended December 31, 2000. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

                                                                        Three Months Ended
                                                                          (in Thousands)
                               ---------------------------------------------------------------------------------------------------

                                 Mar 31,    June 30,     Sept 30,      Dec 31,      Mar 31,     June 30,     Sept 30,     Dec 31,
                                  1999        1999         1999         1999         2000         2000         2000         2000
                               ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
   STATEMENT OF INCOME DATA:
   Revenues ................   $  18,541   $  18,468    $  15,909    $  12,441    $  12,057    $  11,739    $  10,587    $   9,314
   Cost of revenues ........      14,902      14,072       10,098        8,743        8,713        8,439        7,268        6,333
                               ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Gross Profit ............       3,639       4,396        5,811        3,698        3,344        3,300        3,319        2,981
   SG&A ....................      10,513       8,601        6,899        5,428        6,456        7,090        4,113        4,128
   Restructuring charges ...          --       7,483           --           --           --           --           --           --
                               ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Loss from operations ....   $  (6,874)  $ (11,688)   $  (1,088)   $  (1,730)   $  (3,112)   $  (3,790)   $    (794)   $  (1,147)
                               =========   =========    =========    =========    =========    =========    =========    =========
   AS A PERCENTAGE OF
     REVENUE:
   Revenues ................       100.0%      100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
   Cost of revenues ........        80.4%       76.2%        63.5%        70.3%        72.3%        71.9%        68.7%        68.0%
                               ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit ............        19.6        23.8         36.5         29.7         27.7         28.1         31.3         32.0
   SG&A ....................        56.7        46.6         43.3         43.6         53.5         60.4         38.8         44.3
   Restructuring charges ...          --        40.5           --           --           --           --           --           --
                               ---------   ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Loss from operations ....       (37.1)%     (63.3)%       (6.8)%      (13.9)%      (25.8)%      (32.3)%       (7.5)%      (12.3)%
                               =========   =========    =========    =========    =========    =========    =========    =========

Liquidity and Capital Resources

      The Company's working capital increased to $11.3 million at December 31, 2000 from $9.0 million at December 31, 1999. Cash and equivalents and marketable debt securities were $6.4 million at December 31, 2000 compared to $6.9 million at December 31, 1999. The primary uses of cash during the year ended December 31, 2000 were to fund a net operating loss of $8.5 million and a decrease in accounts payable, accrued compensation and other accrued expenses of $4.0 million. The Company also retired the outstanding $1 million note payable related to the purchase of CMR. These uses of cash were offset by the issuance of 8,000,000 shares of redeemable convertible preferred stock for $7.4 million, net of expenses and the selling of marketable securities for $1.0 million.

      In August 1999, enherent entered into a loan and security agreement with Bank of America, the proceeds of which may be used for general working capital. The initial maturity date of the loan is August 4, 2001; however, enherent may terminate prior to that date on 30 days written notice to Bank of America, plus an early termination fee of 1% of the Maximum Facility Amount. The maximum loan facility is based on the amount of eligible accounts receivable of the Company. This loan is secured by a security interest in all of enherent's tangible and intangible personal property and a first-and-only security interest in and lien on all of enherent's fixed assets; and a first-and-only security interest in and pledge of all of enherent's stock of its foreign subsidiaries. The maximum loan amount is $13,500,000; however; the actual amount the Company may borrow is substantially less due to restrictions on its eligible accounts receivable. These limitations on borrowing include, but are not limited to, discounting of eligible accounts receivable of the Company's largest customer, exclusive of accounts receivable over 90 days old from the borrowing base and exclusive of customers who have not contractually waived their right to off set and set off payment based on customer claims. In addition, the enherent cumulative net loss before interest, taxes, depreciation and amortization for the period from July 1, 1999 through August 4, 2001 cannot exceed $4,500,000. As of December 31, 2000 enherent had exceeded the net loss provision of $4,500,000. The Company had no borrowing outstanding under this credit facility as of December 31, 2000. On April 4, 2001 Bank of America terminated this credit facility.

      On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Convertible Preferred Stock ("Preferred Stock") for $8,000,000 ($7,400,000 net of expenses). The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time and is redeemable after April 14, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends. Each warrant is convertible into one share of Common Stock prior to April 14, 2005 at the option of the holder. The guaranteed discount on the conversion of the Preferred Stock and the value of the Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purposes of calculating loss per share. Accordingly, such deemed dividend was recorded as a reduction to amounts available to common shareholders during the quarter ending June 30, 2000.

      The Company anticipates that its primary uses of working capital in the near term will be the expansion of its current business. The Company continues to review the costs associated with operating its business. We believe that our current cash and equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or establish an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

General Economic Slowdown and IT Services Sector Economic Impact

      The current economic slowdown and general market recession could cause demand for the Company's services and IT Services in general to slow dramatically. The Company's business could be impacted by customer actions to delay, reduce in scope or cancel orders for the Company's services. There can be no assurance that there will be continued demand for the Company's services, which could have a material adverse effect on the Company's business, operating results and financial condition.

Recruitment and Retention of IT Professionals

      The Company's business is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain IT consultants and IT sales professionals who possess the necessary technical skills and experience or can be trained to deliver the Company's services. Qualified IT consultants and IT sales professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that enherent will continue to have access to qualified IT and IT sales professionals, will be successful in retaining current or future IT professionals or that the cost of employing and subcontracting such IT professionals will not increase due to shortages. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Operations

      During the years ended December 31, 1998, 1999 and 2000, the percentage of revenue generated outside the United States was 20.7%, 8.3% and 8.6%, respectively. There were no revenues generated outside the United States prior to 1995. The Company's international operations depend greatly upon business, immigration and technology transfer laws in those countries and upon the continued development of the local technology infrastructure. As a result, the Company's business is subject to the risks generally associated with non-United States operations including, among other things: (i) unexpected changes in regulatory environments; (ii) difficulties in managing international operations;
(iii) potential adverse foreign tax consequences, including impact upon repatriation of earnings; (iv) tariffs and other trade barriers and (v) political unrest and changing conditions in countries in which the Company's services are provided or facilities are located. In addition, although nearly all of the Company's foreign sales are payable in U.S. Dollars, there can be no assurance that the Company's future contracts will be payable in U.S. Dollars; to the extent that the Company's future contracts are payable in foreign currencies, the Company could be exposed to fluctuations in currency exchange rates. Although the Company does not engage in currency-hedging transactions, to date the Company has not sustained any foreign currency losses. If any of the above factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on the Company's business, operating results and financial condition.

      enherent has operated its Barbados CSEC for approximately four years. enherent believes Barbados is one of the most stable countries in the Caribbean, has a long tradition of democracy and that the Company currently has good relations with the government of Barbados. While enherent (Barbados) Ltd. ("enherent Barbados") is an international business company under Barbadian law, enherent has negotiated special incentives with the Barbadian government including, among other things, certain advantageous tax rates, an exclusivity and non-compete agreement (which expires in 2011) and the ability to secure an unlimited number of employee work permits and visas. There is no guarantee that this relationship will continue or that these special incentives will not be curbed or eliminated. While the Company believes that the expiration of the non-compete agreement will not have a material adverse effect on enherent's business, operating results or financial condition, there can be no assurance that this will be the case. If the Barbadian government were to take any such action in the future, it could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Operating History; Losses

      The Company has a limited operating history and has incurred losses from the year ended December 31, 1995 until the year ended December 31, 2000. In order to operate profitably in the future, the Company must accomplish some or all of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients, (ii) develop and realize additional revenue sources or (iii) reduce costs of providing services.

Fluctuations in Operating Results

      The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including, but not limited to: (i) the timing and number of client projects commenced (or delayed by the client) and completed during the quarter, (ii) the number of working days in a quarter and (iii) employee hiring, attrition and utilization rates. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, is relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future projects and opportunities for revenue growth. Quarterly results are likely to fluctuate, which may cause a material adverse effect on the market price of enherent's Common Stock.

Concentration of Revenues

      In fiscal year 2000, approximately 53% of the Company's revenues were derived from five clients with one client, J.P. Morgan, accounting for approximately 14% of the Company's revenues in 2000, 11% of the Company's revenue in 1999 and 15% of the Company's revenue in 1998. During fiscal years 1999 and 1998, approximately 53% and 58% were derived from its five largest clients, respectively.

      Certain stockholders of the Company are significant enherent clients. Although the Company has no reason to expect it, a client-stockholder could be less inclined to maintain the same volume of business with the Company in the future if such client-stockholder were to sell most or all of its shares of enherent Common Stock.

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

Reliance on Key Personnel

      The Company's future success depends on the continued services of certain key management personnel, in particular, Dan S. Woodward, Chief Executive Officer and Jack D. Mullinax, Chief Financial Officer and EVP Corporate Services, each of whom has entered into an employment agreement with enherent. In addition, the Company's growth depends on its ability to attract and retain capable management personnel. Failure to do so or the loss of either of Messrs. Woodward or Mullinax could have a material adverse effect on the Company's business, operating results and financial condition.

Contract Risk

      Most of the Company's contracts are terminable by the client following limited notice and without early termination payments or liquidated damages due to enherent. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the client may elect to delay or not to proceed to the next stage of the project. While, to date, none of the Company's clients has terminated a material contract or materially reduced the scope of a large project, there can be no assurance that one or more of the Company's clients will not take such actions in the future. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on the Company's business, operating results and financial condition.

Fixed-Price Engagements

      The Company principally bills for its services on a time-and-materials or line-of-code basis; however, some of the Company's contracts contain a cap on the amount of fees the Company can charge. The Company occasionally has entered into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While the Company's business, operating results and financial condition have not been materially adversely affected by any failure of the Company to complete a fixed-price engagement within budget in the past and the Company does not anticipate any such failure in the future, any such failure could expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.

Risks of Technological Change and Evolving Industry Standards

      The IT services industry is characterized by rapid technological change, shifting client preferences and new product developments. The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render the Company's existing IT solutions, skills base or underlying technologies obsolete or unmarketable. As a result, the Company will be dependent in large part upon its ability to develop new IT solutions and capabilities that address the increasingly sophisticated needs of its clients and keep pace with new, competitive service and product offerings and emerging industry standards to achieve broad market acceptance. There can be no assurance that: (i) the Company will be successful in developing and marketing new IT solutions that respond to technological changes, shifting client requirements or evolving industry standards; (ii) that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new IT solutions; or (iii) its IT solutions will adequately meet the requirements of the marketplace and achieve market acceptance. Any failure to respond to technological change or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

      The Company experiences intense competition. The market for services such as those enherent offers is very broad and such services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, enherent. Additionally, in certain sectors of the Company's business, particularly Professional Services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to the Company, enherent's ability to compete effectively will increasingly depend upon the quality and price of its services. Competition could have a material adverse effect on the Company's business, operating results and financial condition.

United States Government Regulation of Immigration

      The Company recruits employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2000, approximately 32% of enherent's worldwide workforce was working under such temporary work permits in the United States. Although, to date, enherent has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the United States Immigration and Naturalization Service. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of the Company to retain work permit employees in the United States or employees working under work permits in other countries, could increase the Company's cost of recruiting and retaining the requisite number of IT professionals, which could have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property Rights

      In order to protect its proprietary rights in its various intellectual properties, the Company currently relies on copyrights, trade secrets and unpatented proprietary know-how which may be duplicated by others. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. As a signatory to the Berne Convention, an international treaty, the government of Barbados has agreed to recognize protections on copyrighted materials conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and Barbados are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of Barbados will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from Barbados to the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to deter unauthorized use and take appropriate steps to enforce its rights. In addition, the failure of such protective measures could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent's technology. The Company presently holds no patents or registered copyrights, but enherent has several registered trademarks for "enherent" and the enherent logo. Although the Company believes that its intellectual property rights, including intellectual property rights licensed from third parties by the Company, do not infringe on the intellectual property rights of others, there can be no assurance that: (i) such a claim will not be asserted against the Company in the future; (ii) assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms; or (iii) any of enherent's software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of the Company's competitors. The Company expects that the risk of infringement claims against the Company will increase if more of enherent's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

Certain Anti-Takeover Effects

      The Company's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which only the Board of Directors, the Chairman of the Board or the President may call meetings of stockholders and certain advance-notice procedures for nominating candidates for election to the Board of Directors. Directors of the Company are divided into three classes and are elected to serve staggered three-year terms. The Board of Directors of the Company is empowered to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of such shares without any further stockholder action. The existence of this "blank-check" Preferred Stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank-check" Preferred Stock, and any issuance thereof, may have an adverse effect on the market price of the Company's Common Stock.

Control by Principal Stockholders

      As of December 29, 2000, the Mellinger family owned approximately 23% of the outstanding shares of voting equity securities and therefore had significant control of the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

      The Mellinger family is comprised of: a) Douglas K. Mellinger, former Chairman of the Board of Directors and former Chief Executive Officer of enherent. Douglas K. Mellinger beneficially owns approximately 7% of the Company's voting equity securities; b) Gregory S. Mellinger, former Chief Operating Officer, Director and President of the Company's Professional Services division. Gregory S. Mellinger beneficially owns approximately 7% of the Company's voting equity securities; c) Paul L. Mellinger, brother of

Douglas and Gregory Mellinger, who is not and never has been an employee of the Company. Paul Mellinger owns approximately 8% of the Company's voting equity securities.

      In March 2000, the Company received an exemption from the Nasdaq Stock Market pursuant to NASD Rule 4460 to permit the Company to issue Common Stock equivalents in excess of 20% of enherent's outstanding shares in the investment described herein without shareholder approval.

      enherent accepted the proposal of two existing shareholders of the Company, Tudor Investment Corporation and The Travelers Indemnity Company, which was designed to allow enherent to receive an immediate infusion of equity capital to meet its working capital needs.

      enherent entered into a Securities Purchase Agreement with Tudor Investment Corporation, The Travelers Indemnity Company and EGF Eurofinancial Investment Company for $8,000,000 in working capital funding in exchange for the private placement of enherent Series A Senior Participating Convertible Preferred Stock and Warrants. Under the terms of the Agreement, the Company's Series A Senior Participating Convertible Preferred Stock was purchased at a price per share of $1.00. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to adjustment under certain circumstances. The Company would further issue to the investors Warrants to purchase four million shares of Common Stock, subject to adjustment under certain circumstances, at an exercise price of $1.00 per share.

      As a consequence of the Tudor Investment Corporations purchase of Series A Senior Participating Convertible Preferred Stock and Tudor's ownership of Common Stock, Tudor collectively owns approximately 17% of the Company's voting equity securities. Tudor's Series A preferred shares vote on an as-converted basis, representing approximately 14% of the Company's voting equity securities.

      The Travelers (through its ownership of Common Stock and purchase of Series A Senior Participating Convertible Preferred Stock) collectively owns approximately 17% of the Company's voting equity securities. The Travelers' Series A preferred shares vote on an as-converted basis, representing approximately 14% of the Company's voting equity securities.

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

Shares Eligible for Future Sale; Registration Rights

      As of December 31, 2000, the Company had an aggregate of 18,351,311 shares of Common Stock and Non-Voting Common Stock outstanding, 4,600,000 of which were freely tradable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 13,751,311 shares in the aggregate of Common Stock and Non-Voting Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. Furthermore, on January 27, 2000, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock reserved for issuance to employees who elect to purchase such Common Stock as an investment option under the Company's 401(k) Plan.

Tudor owns approximately 27% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). The shares of Common Stock issuable upon conversion of the Preferred Stock have been registered under an effective registration statement and can be resold upon conversion of the Preferred Stock. Similarly, The Travelers owns approximately 26% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). Again, the shares of Common Stock issuable upon conversion of the Preferred Stock have been registered under an effective registration statement and can be resold upon conversion of the Preferred Stock. The Company cannot predict the effect that future sales of stock, especially by Tudor or Travelers, will have on the market price of enherent Common Stock prevailing from time to time. Sales of substantial amounts of enherent Common Stock (including shares issued upon the conversion of Preferred Stock or the exercise of stock options or Warrants), and even the perception that such sales could occur, may adversely affect prevailing market prices for enherent Common Stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      Our accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

Interest Rate Risk

      Our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements of enherent Corp. and Subsidiaries,
Exhibit 1.1 hereto, and the Independent Auditors' Report included therein, are each incorporated by reference herein as Exhibit 1.1 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 4, 2001 (the "2001 Proxy Statement").

Item 11. Executive Compensation

      The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Certain Holders of Voting Securities" in the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

                              CERTAIN TRANSACTIONS

      The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption "Certain Transactions" in the 2001 Proxy Statement.

      On June 30, 1999, enherent announced that Douglas K. Mellinger, Chairman and Chief Executive Officer of enherent (i) resigned his positions as Chairman of the Board of Directors (the "Board") and Chief Executive Officer of the Company and all other offices of and its affiliates and (ii) was appointed to the newly created position of Non-Executive Chairman of the Board. Douglas Mellinger continues to serve as a director of the Company. The Company further announced that Gregory S. Mellinger, former Chief Operating Officer and former President of enherent's Professional Services Group business unit resigned his positions as an officer and director of enherent and all other offices of enherent and its affiliates. Both Douglas Mellinger and Gregory Mellinger remained employees of enherent, consulting with the senior management of enherent until October 1, 2000.

      Under the agreements with enherent and until October 1, 1999, Douglas Mellinger and Gregory Mellinger continued to receive payment of their salaries at the time of their resignations from the Company and were entitled during the Salary Continuation Period to (i) participate in the Company's 401(k) plan and receive a $1,500 per month automobile allowance. As part of the agreement with Messrs. Mellinger, the Company paid $25,000 of their legal fees and forgave $14,700 of outstanding loans due from each former officer. No other employee benefits were available to Douglas Mellinger and Gregory Mellinger.

      Also on June 30, 1999, enherent entered into a Nomination Agreement with Douglas Mellinger, Gregory Mellinger and certain members of the Mellinger family, pursuant to which the Mellinger family has certain rights to nominate up to three persons acceptable to the Board for appointment and election to the Board, which included Douglas Mellinger and initially included Ronald Weinberg. These nomination rights will diminish to two and one nomination as the aggregate holdings of the Mellinger family decrease, and such rights will terminate at the earlier to occur of (i) such time as the Mellinger family collectively holds less than 10% of the outstanding Common Stock of enherent and (ii) June 30, 2005, unless the Nomination Agreement is earlier terminated at any time at the option of the Mellinger family. In addition, pursuant to the Nomination Agreement, for so long as the Mellinger family shall have the above-described nomination rights, the Mellinger family has agreed to vote for the slate of directors nominated by enherent. The Nomination Agreement also contains certain preemptive rights.

      The Company entered into a three-year employment agreement with Dan S. Woodward ("Woodward Agreement") commencing on May 17, 1999. Under the agreement, Mr. Woodward shall serve as President and Chief Executive Officer, earning a base salary of $318,000, with a target bonus opportunity of 100% of the base salary under the annual incentive award plan determined by the Board of Director's Compensation Committee. For 1999, Mr. Woodward was guaranteed $150,000 performance bonus. The Company agreed to pay Mr. Woodward a sign-on bonus in the aggregate sum (net of all payroll taxes) of $200,000 in cash within three business days of the start of Mr. Woodward's employment with the Company and a additional sign-on bonus of the cash equivalent of 40,000 shares of the Company's stock--as of the date of the date he joined the Company--such additional sign-on bonus to be paid on or before January 15, 1999. In addition, the Company awarded Mr. Woodward 710,000 stock options, the strike prices of which were 460,000 at $2.4375 and 250,000 at $2.1875, and agreed to pay over the term of the Woodward Agreement up to a total of $125,000 as reimbursement for all reasonable and documented costs associated with his relocating his residence, traveling to and from his residence, local housing, automobile costs and other costs directly related to his relocation, housing or travel. Future raises and other compensation will be determined by the Board of Directors' Compensation Committee.

      If Mr. Woodward's employment is terminated Without Cause (as defined in the Woodward Agreement), enherent shall continue to pay Mr. Woodward (i) the annual base salary at the date of termination for the greater of one (1) year or remainder of the term and (ii) any earned performance bonus prorated as of the date of termination. enherent shall also continue to pay the premiums for any employee benefits including relocation allowance and vacation time for the greater of one (1) year or remainder of the term. Any stock options granted to Mr. Woodward shall be exercisable as per the original vesting schedule of the applicable option grant and the Common Stock acquired pursuant to such exercise may be sold by Mr. Woodward subject to no restrictions by enherent (other than those imposed by the enherent's then current insider trading policy or by federal and state securities laws).

      Mr. Jack Mullinax is a party to an employment agreement with the Company pursuant to which he serves as Chief Financial Officer, Treasurer, Secretary and Executive Vice President Corporate Services, earning a base salary of $180,000, with future raises and other compensation to be determined by the Board of Directors' Compensation Committee. He has a two-year Term that commenced on August 1, 1999. Mr. Mullinax was also awarded stock options to purchase 70,000 shares of Common Stock at a strike price of $2.1875.

      Mr. Gerard J. Roszak serves as Executive Vice President/General Manager, North Area, earning a base salary of $150,000, and Mr. George O. Warman serves as Vice President & Controller, earning a base salary of $125,000, in each case with future raises and other compensation to be determined by the Board of Director' Compensation Committee. Each serves for a two-year Term, commencing November 1, 2000, under their respective employment agreements.

      If an Officer's employment is terminated Without Cause (as defined in the applicable employment agreements) during the Term, each Officer will be entitled to receive one (1) year salary continuation of base salary and any performance bonus pro-rated to the date of termination. In addition, all options of each Officer vest immediately upon a termination Without Cause.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) Financial Statements

            See Index to Consolidated Financial Statements of enherent Corp. and Subsidiaries, Exhibit 1.1 hereto.

      (2) Financial Statement Schedules

            See Valuation and Qualifying Accounts.

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3) Exhibits

          Exhibit
             No.                           Description
          -------                          -----------

            3.1 Amended and Restated Certificate of Incorporation of enherent Corp. (filed herewith).
            3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company's' Form S-8 filed January 22, 1998).
            4.1 Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's S-1/A filed October 29, 1997).
            4.2 Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed April 14, 2000).
            4.3 Form of Certificate of Designations. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed April 14, 2000).
            4.4         Form of Warrant (Incorporated by reference to Exhibit
                        99.3 of the Company's Form 8-K filed April 14, 2000).
            10.1 Employment Agreement between Dan Woodward and the Company dated May 17, 1999 (filed herewith).
            10.2 Employment Agreement between Jack Mullinax and the Company dated August 1, 1999 (filed herewith).
            10.3 Employment Agreement between Gerry Rosak and the Company dated November 1, 2000 (filed herewith).
            10.4 Employment Agreement between George Warman and the Company dated November 1, 2000 (filed herewith).
            10.5 Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's' Form S-8 filed January 22, 1998).
            10.6 Loan and Security Agreement dated August 5, 1999 between the Company and Bank of America f/k/a Nations Credit Commercial Corporation (filed herewith).
            23.1        Consent of Ernst & Young LLP, dated April 4, 2001
                        (filed herewith).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        enherent CORP.


                                        By: /s/ DAN S. WOODWARD
              Date: April 4, 2001       Dan S. Woodward
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

              Date: April 4, 2001       By: /s/ DAN S. WOODWARD
                                        Dan S. Woodward
                                        President and Chief Executive Officer

              Date: April 4, 2001       By: /s/ JACK D. MULLINAX
                                        ------------------------
                                        Jack D. Mullinax
                                        Chief Financial Officer

              Date: April 4, 2001       By: /s/ MICHAEL ENTHOVEN
                                        ------------------------
                                        Michael Enthoven
                                        Director

              Date: April 4, 2001       By: /s/ ROBERT P. FORLENZA
                                        --------------------------
                                        Robert P. Forlenza
                                        Director

              Date: April 4, 2001       By: /s/ DOUGLAS K. MELLINGER
                                        ----------------------------
                                        Douglas K. Mellinger
                                        Director

              Date: April 4, 2001       By: /s/ ISAAC SHAPIRO
                                        ---------------------
                                        Isaac Shapiro
                                        Director

              Date: April 4, 2001       By: /s/ IRWIN J. SITKIN
                                        -----------------------
                                        Irwin J. Sitkin
                                        Director

              Date: April 4, 2001       By: /s/ JACK L. RIVKIN
                                        ----------------------
                                        Jack L. Rivkin
                                        Director

              Date: April 4, 2001       By: /s/ RONALD E. WEINBERG
                                        --------------------------
                                        Ronald Weinberg
                                        Director
                         enherent Corp. and Subsidiaries

                   Index to Consolidated Financial Statements

Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.................F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000...........................................F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000...............................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000...........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
enherent Corp.

      We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of enherent Corp. and Subsidiaries at December 31, 1999 and 2000, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        ERNST & YOUNG LLP

New York, New York
April 4, 2001
                         enherent Corp. and Subsidiaries

                           Consolidated Balance Sheets
                     (In thousands, except number of shares)

                                                                                                     December 31
                                                                                               1999              2000
                                                                                        --------------------------------------
Assets
Current assets:
   Cash and equivalents                                                                     $     5,052       $     5,628
   Marketable securities                                                                          1,810               728
   Accounts receivable, net of allowance of $529 in 1999 and $700 in 2000                         8,712             7,397
   Prepaid expenses and other current assets                                                      1,203               576
                                                                                        --------------------------------------
Total current assets                                                                             16,777            14,329

Fixed assets, net                                                                                 6,507             3,214
Goodwill, net                                                                                    16,863            15,886
Other assets                                                                                        388               101
                                                                                        --------------------------------------
Total assets                                                                                $    40,535       $    33,530
                                                                                        ======================================

Liabilities and stockholders' equity
Current liabilities:
   Accrued compensation                                                                     $     2,350       $       740
   Accounts payable and other accrued expenses                                                    4,534             2,154
   Current portion of capital lease obligations                                                     227                16
   Deferred revenue                                                                                 632                97
                                                                                        --------------------------------------
Total current liabilities                                                                         7,743             3,007

Note payable                                                                                      1,000                --
Capital lease obligations, net of current portion                                                   135                28
Deferred rent                                                                                       386               121
                                                                                        --------------------------------------
Total liabilities                                                                                 9,264             3,156

Commitments                                                                                          --                --

Series A redeemable convertible preferred stock, $0.001 par value;
   authorized--10,000,000 shares; 8,000,000 issued and outstanding at December
   31, 2000                                                                                          --             5,258

Common stockholders' equity:
   Common stock, $0.001 par value; authorized--50,000,000 shares; issued and outstanding--18,283,642 shares at December 31, 1999 and 18,351,311 shares
      at December 31, 2000                                                                           18                18
   Additional paid-in capital                                                                    86,361            94,212
   Accumulated deficit                                                                          (55,108)          (69,114)
                                                                                        --------------------------------------
Total common stockholders' equity                                                                31,271            25,116
                                                                                        --------------------------------------
Total liabilities and stockholders' equity                                                   $   40,535        $   33,530
                                                                                        ======================================

See accompanying notes.

                         enherent Corp. and Subsidiaries

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                                   Years ended December 31
                                                                         1998               1999               2000
                                                                  -----------------------------------------------------------
Revenues                                                             $      85,607       $     65,359      $     43,697
Cost of revenues                                                            64,096             47,815            30,753
                                                                  -----------------------------------------------------------
Gross profit                                                                21,511             17,544            12,944

Selling, general and administrative expenses                                34,214             31,441            21,787
Restructuring charges                                                           --              7,483                --
                                                                  -----------------------------------------------------------
Loss from operations                                                       (12,703)           (21,380)           (8,843)

Other income (expense):
   Interest expense                                                           (455)              (203)             (210)
   Interest income                                                           1,118                368               521
                                                                  -----------------------------------------------------------
Net loss                                                                   (12,040)           (21,215)           (8,532)
Preferred stock dividends and accretion                                         --                 --             5,474
                                                                  -----------------------------------------------------------
Net loss available to common stockholders                            $     (12,040)      $    (21,215)     $    (14,006)
                                                                  ===========================================================

Basic and diluted net loss per share                                 $        (.66)      $      (1.16)     $       (.76)
                                                                  ===========================================================

Number of shares used in computing basic and
  diluted net loss per share                                            18,213,252         18,274,705        18,347,244
                                                                  ===========================================================

See accompanying notes.

                         enherent Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1999 and 2000
                     (In thousands, except number of shares)

                                                                             Additional
                                                       Common Stock            Paid-In     Accumulated     Treasury
                                                   Shares        Amount        Capital        Deficit        Stock         Total
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1997                     18,229,063    $        18   $    86,324    $   (21,853)  $      (400)  $    64,089
   Net loss                                              --             --            --        (12,040)           --       (12,040)
   Exercise of stock options                         88,125             --           478             --            --           478
   Shares transferred into treasury                      --             --            --             --           (44)          (44)
   Retirement of treasury stock                     (71,617)            --          (444)            --           444            --
   Additional costs related to initial public
      offering                                           --             --            --            (96)           --           (96)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1998                     18,245,571             18        86,262        (33,893)           --        52,387
     Net loss                                            --             --            --        (21,215)           --       (21,215)
     Exercise of stock options                       38,071             --            99             --            --            99
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1999                     18,283,642             18        86,361        (55,108)           --        31,271
   Net loss                                              --             --            --         (8,532)           --        (8,532)
   Exercise of stock options                         67,669             --           210             --            --           210
   Issuance of preferred shares and common
      stock warrants, net of issuance costs              --             --         2,475             --            --         2,475
   Dividends on preferred stock                          --             --         5,166         (5,166)           --            --
   Accretion of preferred stock                          --             --            --           (308)           --          (308)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 2000                     18,351,311    $        18   $    94,212    $   (69,114)  $        --   $    25,116
                                                ===================================================================================

See accompanying notes.

                         enherent Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Years ended December 31
                                                                                  1998           1999           2000
                                                                              --------------------------------------
Cash flows from operating activities
Net loss                                                                      $(12,040)      $(21,215)      $ (8,532)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
      Depreciation and amortization                                              4,688          4,840          3,694
      Loss on disposal of fixed assets                                             633          1,719          1,231
      Loss on the sale of marketable securities                                     --             --             56
      Provision for doubtful accounts                                              926            411            581
      Loss on disposal of fixed assets                                             633          1,729          1,231
      Goodwill impairment                                                           --          2,517             --
      Deferred income taxes                                                        (33)            --             --
      Deferred rent                                                                355            (36)          (265)
        Changes in operating assets and liabilities:
        Accounts receivable                                                      1,049          5,516            734
        Prepaid expenses and other current assets                                 (172)           903            627
        Other assets                                                               141             98            287
        Accrued compensation                                                      (347)        (1,260)        (1,610)
        Accounts payable and other accrued expenses                             (1,423)           562         (2,380)
        Deferred revenue                                                          (460)           121           (535)
                                                                              --------------------------------------
Net cash used in operating activities                                           (6,683)        (5,824)        (6,112)
                                                                              --------------------------------------

Cash flows from investing activities
Purchases of fixed assets                                                       (4,893)        (2,423)          (679)
Purchases of marketable securities                                                (108)        (1,756)            --
Sales of marketable securities                                                  14,121            555          1,026
Proceeds from sale of fixed assets                                                  --             67             24
Purchase of net assets of ACT, net of cash acquired                            (13,010)            --             --
Purchase of net assets of ISPI, net of cash acquired                            (2,745)            --             --
Return of cash paid for ISPI acquisition                                            --             80             --
Other assets                                                                      (300)
                                                                              --------------------------------------
Net cash (used in) provided by investing activities                             (6,935)        (3,477)           371
                                                                              --------------------------------------

Cash flows from financing activities
Repayment of note payable                                                       (1,182)            --         (1,000)
Issuance cost in connection with 1997 issuance of common stock                     (96)            --             --
Exercise of stock options                                                          478             99            210
Principal payments under capital lease obligations                                (309)          (518)          (318)
Issuance of preferred shares and common stock warrants, net of issuance
  costs                                                                             --             --          7,425
                                                                              --------------------------------------
Net cash (used in) provided by financing activities                             (1,109)          (419)         6,317
                                                                              --------------------------------------
Net (decrease) increase in cash and equivalents                                (14,727)        (9,720)           576
Cash and equivalents at beginning of period                                     29,499         14,772          5,052
                                                                              --------------------------------------
Cash and equivalents at end of period                                         $ 14,772       $  5,052       $  5,628
                                                                              ======================================

Supplemental disclosure of cash flow information
Interest paid                                                                 $    307       $    191       $    210
                                                                              ======================================
Income taxes paid                                                             $    244       $     98       $     --
                                                                              ======================================

Noncash financing activities
Acquisition of fixed assets through capital leases                            $     39       $     --       $     --
                                                                              ======================================

See accompanying notes.

                         enherent Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1998, 1999 and 2000

1. Description of Business

The accompanying consolidated financial statements include the accounts of enherent Corp. ("enherent") and its wholly owned subsidiaries (collectively, the "Company"), formerly PRT Group Inc. and subsidiaries ("PRT"). enherent is a provider of information technology services including strategic consulting, project solutions and staff augmentation.

On July 2, 2000, PRT received shareholder approval to change its name from PRT Group Inc. to enherent Corp. and received approval from Nasdaq to trade its listed shares under the ticker symbol ENHT from PRTG. The Company amended its charter to reflect the name change on July 13, 2000.

The Company has sales and account management offices located in Connecticut, New York and Texas and software development centers in Barbados, W.I. and Connecticut. During 2000, the Company relocated its corporate headquarters to Dallas, Texas.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from time and materials contracts is recognized during the period in which the related services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method. Cash payments received but unearned are recorded as deferred revenue.

Principles of Consolidation

The consolidated financial statements include the accounts of enherent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Research and Software Development Costs

The Company expenses as incurred or capitalizes costs incurred to develop new software products in accordance with the Statement of Position 98-1, "Accounting for the Cost of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary and post-implementation stages of an internal use software project are expensed as incurred and that certain costs incurred in the application development stage of the project be capitalized.

In 1997, the Company capitalized $160,000 of research and software development costs. During 1998 the Company determined that no future benefit would be derived from such assets and expensed the unamortized balance. No research and software development costs were capitalized in 1998, 1999 and 2000.

Fair Value of Financial Instruments

The carrying values of financial instruments approximate their estimated fair value as a result of variable market interest rates and the short-term maturity of these instruments.

                         enherent Corp. and Subsidiaries

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

Fixed Assets

Fixed assets are stated at cost and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

Goodwill

Goodwill is being amortized over 20 years using the straight-line method. The Company systematically reviews the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made. Accumulated amortization was $2,070,000 and $3,047,000 as of December 31, 1999 and 2000, respectively.

Net Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Accordingly basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares isssuable upon the conversion of the Preferred Stock (using the if converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation if their effect is anti-dilutive.

                         enherent Corp. and Subsidiaries

Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement.

Segment Information

The Company discloses information regarding segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. The disclosure of segment information was not required as the Company operates in only one business segment.

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

3. Cash Equivalents and Marketable Securities

The following is a summary of the Company's marketable securities, which are classified as cash equivalents and marketable securities (in thousands):

                                                              Gross               Gross         Estimated
                                                            Unrealized          Unrealized        Market
                                                Cost          Gains               Losses          Value
                                            --------------------------------------------------------------
December 31, 1999
  Cash Equivalents                          $    4,653      $       --          $       --      $    4,653

Marketable Debt Securities:
    Commercial Paper                               732              --                  --             732
    Corporate Obligation                         1,025              --                  --           1,025
Common Stock                                       128              --                  75              53
                                            ----------      ----------          ----------      ----------
                             Total          $    6,538      $       --          $       75      $    6,463
                                            ==========      ==========          ==========      ==========

December 31, 2000
  Cash Equivalents                          $    4,039      $       --          $       --      $    4,039

Marketable Debt Securities:
    Commercial Paper                               728              --                  --             728
                                            ----------      ----------          ----------      ----------
                             Total          $    4,767      $       --          $       --      $    4,767
                                            ==========      ==========          ==========      ==========

All of the Company's investments in debt securities are classified as held-to-maturity and, at December 31, 2000, have scheduled maturities of less than one year. There were no gross realized gains or losses on sales of marketable securities during 1999. The gross realized loss on the sale of marketable securities was $56,000 in 2000.

                         enherent Corp. and Subsidiaries

4. Fixed Assets

Fixed assets consist of the following (in thousands):

                                                       December 31
                                                 1999               2000
                                               ---------------------------

      Furniture and equipment                  $  4,509           $  3,183
      Computer equipment and software            10,540              9,027
      Leasehold improvements                        670                665
                                               ---------------------------
                                                 15,719             12,875

      Less accumulated depreciation
           and amortization                      (9,212)            (9,661)
                                               ---------------------------
                                               $  6,507           $  3,214
                                               ===========================

During 1998, the Company capitalized approximately $568,000 of costs related to the establishment of a new software testing service. In December 1998, the Company determined that the asset would provide no future benefit to the Company and the Company expensed the unamortized asset balance, aggregating $473,000.

Fixed assets include assets under capital lease aggregating approximately $1,378,000 and $827,000 at December 31, 1999 and 2000, respectively. The accumulated amortization related to assets under capital leases is approximately $982,000 and $520,000 at December 31, 1999 and 2000, respectively.

5. Credit Facility

In August 1999, enherent entered into a loan and security agreement with Bank of America, the proceeds of which are to be used for general working capital. The initial maturity date of the loan is August 4, 2001, however, enherent may terminate prior to that date upon 30 days written notice to Bank of America, plus an early termination fee of 1% of the Maximum Facility Amount. The maximum loan facility is based on the amount of eligible accounts receivable of the Company. This loan is secured by a security interest in all of enherent's tangible and intangible personal property and a first and only security interest in and lien on all of enherent's fixed assets; and a first and only security interest in and pledge of all of enherent's stock of its foreign subsidiaries. The maximum loan amount is $13,500,000, however; the actual amount the Company may borrow is substantially less due to restrictions on its eligible accounts receivable. These limitations on borrowing include, but are not limited to, eligible accounts receivable, as defined. In addition, the enherent cumulative net loss before interest, taxes, depreciation and amortization for the period from July 1, 1999 through August 4, 2001 cannot exceed $4,500,000. As of December 31, 2000, enherent has exceeded the $4,500,000 net loss restrictions. The Company had no borrowing outstanding under this credit facility as of December 31, 2000. On April 4, 2001 Bank of America terminated this credit facility.

6. Series A Redeemable Convertible Preferred Stock

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after April 12, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each warrant entitles the holder to purchase one share of Common Stock prior to April 14, 2005. The Preferred Stock and related Warrants were sold below the then-market value of the Company's Common Stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purpose of calculating loss per share. The Preferred Stock is being accreted to its liquidation value at April 12, 2005.

                         enherent Corp. and Subsidiaries

7. Stockholders' Equity

In August 2000, the Board of Directors approved the buy-back of up to $2,000,000 of the Company's outstanding Common Stock.

In June 1996, the Company established a Stock Option Plan (the "Option Plan") for officers, employees, consultants and non-employee directors to purchase shares of the Company's Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. In January 2000, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved by 1,000,000. At December 31, 2000, the Company had reserved 4,108,425 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

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

                         enherent Corp. and Subsidiaries

Activity in the Option Plan is summarized as follows (in shares):

                                                                                      Weighted Average
                                                                       Shares          Exercise price
                                                                    ------------------------------------
Outstanding at December 31, 1997                                        1,565,800        $  10.22
Granted                                                                 3,467,017        $   8.05
Exercised                                                                 (88,125)       $   5.31
Canceled and expired                                                   (2,804,669)       $  12.65
                                                                    ------------------------------------
Outstanding at December 31, 1998                                        2,140,023        $   3.68
Granted                                                                 2,837,453        $   2.52
Exercised                                                                 (38,071)       $   2.75
Canceled and expired                                                   (1,976,813)       $   3.43
                                                                    ------------------------------------
Outstanding at December 31, 1999                                        2,962,592        $   2.75
Granted                                                                 1,618,301        $   1.09
Exercised                                                                 (67,669)       $   3.10
Canceled and expired                                                   (1,197,537)       $   2.84
                                                                    ------------------------------------
Outstanding at December 31, 2000                                        3,315,687        $   1.89
                                                                    ====================================
Exercisable at December 31, 1998                                          658,210
                                                                    =================
Exercisable at December 31, 1999                                          413,647
                                                                    =================
Exercisable at December 31, 2000                                          791,090
                                                                    =================

Available for grant at December 31, 2000                                  772,838
                                                                    =================

The weighted average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was $8.05, $1.81 and $.90, respectively.

Information regarding the options outstanding under the Option Plan at December 31, 2000 is as follows:

                             Number of Options
                                 Currently        Weighted-Average     Weighted-Average                         Weighted-Average
   Exercise Price Range         Outstanding        Exercise Price      Contractual Life    Number Exercisable    Exercise Price
--------------------------- -------------------- -------------------- -------------------- -------------------- -----------------
$  .38 -$    .38                    20,500           $   .38                   9.9                    --              $   --
$  .63 -$    .69                   460,500           $   .68                   9.7                    --              $   --
$ 1.13 -$   1.19                   827,408           $  1.18                   9.3                    --              $   --
$ 1.88 -$   2.75                 1,819,338           $  2.32                   8.4               710,828              $ 2.37
$ 3.63 -$   5.00                   178,066           $  3.87                   7.8                71,163              $ 3.91
$ 5.63 -$   5.63                     7,550           $  5.63                   6.0                 7,550              $ 5.63
$ 9.50 -$  12.00                     2,325           $ 10.79                   6.8                 1,549              $10.79
                            --------------------                                           --------------------
                                 3,315,687                                                       791,090
                            ====================                                           ====================

                         enherent Corp. and Subsidiaries

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

                                                                                                December 31
                              Assumption                                     1998                  1999                   2000
       ---------------------------------------------------------------------------------------------------------------------------
       Risk-free interest rate                                               7.26%                   5.58%                6.22%
       Dividend yield                                                           0%                      0%                   0%
       Volatility factor of the expected market price of the
          Company's Common Stock                                              .923                     .85                 1.12
       Average life                                                        5 years                 5 years              5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended December 31, 1998, 1999 and 2000, pro forma net loss available to common shareholders under SFAS 123 amounted to approximately $(15,937,000), $(23,747,000) and $(16,936,000), respectively. The pro forma net loss per share under SFAS 123 amounted to $(.87), $(1.30) and $(.93) respectively, for the years ended December 31, 1998, 1999 and 2000, respectively.

8. Acquisitions

Effective July 1, 1997, the Company purchased all of the issued and outstanding capital stock of Computer Management Resources, Inc. ("CMR") for approximately $6,294,000. CMR is a provider of information technology services. The excess of costs over net assets acquired, was approximately $6,180,000. The purchase price consisted of $2,864,000 in cash, 119,181 shares of the Company's Common Stock valued at such time at approximately $1,430,000, or $12.00 per share, and a promissory note in the principal amount of $2,000,000 (the "CMR Note"). The CMR Note, which was secured by a $1,000,000 letter of credit, bears interest at 9.75% per annum with the principal balance due no later than July 18, 2002.
In 1999, the Company repaid $1,000,000 of the CMR note and in 2000 the Company repaid the entire outstanding balance.

On January 31, 1998, the Company purchased substantially all of the assets of Advanced Computing Techniques, Inc. ("ACT"), a Connecticut corporation, for approximately $13,010,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $12,129,000.

On April 15, 1998, the Company consummated the purchase of substantially all the assets of Institute For Software Process Improvements, Inc. ("ISPI"), a Pennsylvania corporation, for approximately $2,745,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $2,758,000. During the quarter ended June 30, 2000, the Company wrote-off the unamortized balance of the ISPI goodwill (see Note 9).

The aforementioned acquisitions were accounted for by the purchase method of accounting and the results of operations are included in the Company's results of operations since the respective dates of acquisition.

                         enherent Corp. and Subsidiaries

9. Restructuring Charges

On June 30, 1999, the Company announced a restructuring, the purpose of which was to refocus the Company's efforts on its core business and reduce costs. In connection with the restructuring, the Company recorded aggregate charges of approximately $7,500,000 relating to $2,000,000 in severance costs, $3,000,000 in office closures and the write-off of goodwill related to the ISPI acquisition of $2,500,000. The Company completed the planned restructuring, however, approximately $700,000 of the amount accrued in 1999 was not required and has been included in Selling, General and Administrative expenses in 2000.

In accordance with SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," management performed a discounted cash flow analysis of the ISPI operations. Management concluded that this analysis warranted a write-down of the intangible assets of ISPI of approximately $2,500,000. The aforementioned restructure and impairment charges were recorded in the quarter ending June 30, 1999.

10. Income Taxes

For financial reporting purposes, income before taxes includes the following components (in thousands):

                                                                         1998              1999             2000
                                                                    --------------------------------------------------
  Pre-tax income
    U.S.                                                            $     (5,642)    $    (14,853)     $    (5,581)
    Foreign                                                               (6,398)          (6,362)          (2,951)
                                                                    --------------------------------------------------
  Net loss                                                          $    (12,040)    $    (21,215)     $    (8,532)
                                                                    ==================================================

The provision (benefit) for income taxes consists of the following (in thousands):

                                                            Current               Deferred                 Total
                                                      -------------------------------------------------------------------
   December 31, 1998
   U.S. Federal                                            $     --              $      --              $      --
   State and local                                               33                    (33)                    --
                                                      -------------------------------------------------------------------
                                                           $     33              $     (33)             $      --
                                                      ===================================================================

There were no current or deferred federal or state and local taxes for the years ended December 31, 1999 and 2000.

                         enherent Corp. and Subsidiaries

The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

                                                                                     December 31
                                                                           1998          1999          2000
                                                                         -----------------------------------
   Computed "expected" tax benefit                                       $(4,093)      $(7,213)      $(2,901)
   Nondeductible losses of foreign subsidiaries                            2,175         2,163         1,003
   Non-deductible U.S. expenses                                               --           189           122
   Valuation allowance relating primarily to U.S. net operating
      losses                                                               2,278         4,885         2,064
   State tax benefit, net of federal tax effect at state statutory
      rate                                                                    --            --          (215)
   Other                                                                    (360)          (24)          (73)
                                                                         -----------------------------------
                                                                         $    --       $    --       $    --
                                                                         ===================================

The Company has net operating loss carryforwards of approximately $26 million to offset future taxable income which begin to expire in 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                          December 31
                                                     1999              2000
                                                   -------------------------
   Deferred tax assets:
      Accounts receivable allowances               $    44           $   201
      Accrued restructuring charge                     691                --
      Net operating loss carryforwards               8,147             9,617
      Amortization expense                              --                59
      Deferred rent expense                             89                --
      Other                                             32                --
                                                   -------------------------

   Total gross deferred assets                       9,003             9,877
                                                   -------------------------

   Deferred tax liabilities:
      Depreciation of fixed assets                 $  (230)          $  (271)
      Prepaid expenses                                  --               (29)
      Amortization expense                             (42)               --
      Section 481(a) adjustment                        (66)               --
                                                   -------------------------
   Total gross deferred liabilities                   (338)             (300)
                                                   -------------------------

   Net deferred tax asset                            8,665             9,577
   Valuation allowance                              (8,665)           (9,577)
                                                   -------------------------
   Net deferred tax asset                          $    --           $    --
                                                   =========================

11. Significant Clients
                         enherent Corp. and Subsidiaries

During the years ended December 31, 1998, 1999 and 2000, approximately 58%, 53% and 53% of revenue was derived from the Company's five largest clients, respectively. Two clients accounted for 25% and 15% of total revenues for the year ended December 31, 1998. Two clients accounted for 19% and 11% of total revenues for the year ended December 31, 1999. Three clients accounted for 14%, 13% and 13% of total revenues for the year ended December 31, 2000, respectively.

12. Commitments

The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2004 with interest ranging from 10% to 15%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of December 31, 2000 are as follows (in thousands):

                                                                                         Capital                Operating
                                                                                         Leases                   Leases
                                                                                   --------------------------------------------
  December 31:
     2001                                                                               $     19                $      832
     2002                                                                                     12                       372
     2003                                                                                     12                       352
     2004                                                                                     12                       278
     2005                                                                                     --                         4
                                                                                   --------------------     -------------------
  Total minimum lease payments                                                                55                $    1,837
                                                                                                            ===================
  Less amount representing interest                                                          (11)
                                                                                   --------------------
  Present value of net minimum capital lease payments                                         44
  Less current installments of obligations under capital leases                              (16)
                                                                                   --------------------
  Obligations under capital leases, net of current installments                         $     28
                                                                                   ====================

Rent expense was approximately $2,278,000, $1,341,000 and $1,082,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

13. Deferred Compensation Plan

The Company maintains a 401(k) plan (the "Plan") covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan members and is limited to the maximum amount that can be deducted for Federal income tax purposes. The Company is not required to make contributions to the Plan, however, employer contributions were made on a discretionary basis for plan years 1998 and 1999. Effective January 1, 2000 the Plan was modified providing a 100% Company match of up to 3% of eligible employee contributions. For the years ended December 31, 1998, 1999 and 2000, the Company recognized contributions of $242,000, $215,000 and $402,000, respectively.

14. Related Party Transactions

Revenue generated from a client who is also a stockholder was approximately $12,500,000, $7,100,000 and $6,100,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

On April 30, 1998, the Company purchased a database of software engineering names and resumes from a partnership wholly owned by the parents of the Company's former CEO and Chairman of the Board of Directors for approximately $300,000. The Company was paying a licensing fee of $60,000 annually to access the database.

                         enherent Corp. and Subsidiaries

On May 1, 1998, the Company agreed to pay Forum Computer Services, Inc. ("Forum") a one-time fee of $200,000 in lieu of all past or future unpaid finder's fees relating to certain consultant contracts placed with Forum's marketing assistance. In exchange for this one-time payment, Forum agreed to release the Company from all claims for finder's fees related to these consultants. Forum is owned 57% by the father of the Company's former CEO and Chairman of the Board of Directors and 43% by a stockholder of the Company. Finder's fee paid to Forum was approximately $122,000 for the year ended December 31, 1998.

15. Geographic Areas

The Company operates in one industry segment, providing information technology solutions to its clients. In addition to its domestic operations, which include the United States, the Company has operations in the West Indies and Asia (discontinued during 1999). The Company's operations in Asia were not individually material and are included in foreign operations along with the West Indies.

Geographic information is as follows (in thousands):

                                                                             December 31
                                                 1998                           1999                            2000
                                     ----------------------------------------------------------------------------------------------
                                       Domestic       Foreign         Domestic        Foreign        Domestic         Foreign
                                     ----------------------------------------------------------------------------------------------
    Revenues                           $   67,871    $   17,736      $     59,915    $      5,444    $    39,943    $      3,754
                                     ----------------------------------------------------------------------------------------------
    Long-lived assets                  $    7,477    $    2,219      $      4,422    $      2,085    $     2,366    $        848
                                     ==============================================================================================

16. Litigation

A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000 claiming that at the time of his termination, he was entitled to stock options worth $3,000,000 or the stock option value in cash. enherent has filed a Motion for Summary Judgment that has not been ruled on by the Arbitrator. No ruling on this motion has been made to date. There is no hearing date for the arbitration.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, including the above mentioned Demand for Arbitration, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

                         enherent Corp. and Subsidiaries

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                     Column A                           Column B           Column C            Column D           Column E
--------------------------------------------------------------------------------------------------------------------------------
                                                       Balance at          Additions
                                                      Beginning of     Charged to Costs           (a)          Balance at End
                   Description                           Period          and Expenses         Deductions          of Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts                    $    334            $   926            $   721             $   539
Year ended December 31, 1999
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts                    $    539            $   411            $   421             $   529
Year ended December 31, 2000
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts                    $    529            $   606            $   435             $   700

(a)  Uncollectible receivables written off.