Form 10-K/A
period 2000-12-31
ENHERENT CORP
filed 2001-04-06
CIK 1045560

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                        enherent CORP.


                                        By: /s/ DAN S. WOODWARD
              Date: April 4, 2001       Dan S. Woodward
                                        Chairman, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

              Date: April 4, 2001       By: /s/ DAN S. WOODWARD
                                        Dan S. Woodward
                                        Chairman, President and
                                        Chief Executive Officer

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

                                                                             Additional
                                                       Common Stock            Paid-In     Accumulated     Treasury
                                                   Shares        Amount        Capital        Deficit        Stock         Total
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1997                     18,229,063    $        18   $    86,324    $   (21,853)  $      (400)  $    64,089
   Net loss                                              --             --            --        (12,040)           --       (12,040)
   Exercise of stock options                         88,125             --           478             --            --           478
   Shares transferred into treasury                      --             --            --             --           (44)          (44)
   Retirement of treasury stock                     (71,617)            --          (444)            --           444            --
   Additional costs related to initial public
      offering                                           --             --           (96)            --            --           (96)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1998                     18,245,571             18        86,262        (33,893)           --        52,387
     Net loss                                            --             --            --        (21,215)           --       (21,215)
     Exercise of stock options                       38,071             --            99             --            --            99
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1999                     18,283,642             18        86,361        (55,108)           --        31,271
   Net loss                                              --             --            --         (8,532)           --        (8,532)
   Exercise of stock options                         67,669             --           210             --            --           210
   Issuance of preferred shares and common
      stock warrants, net of issuance costs              --             --         2,475             --            --         2,475
   Dividends on preferred stock                          --             --         5,166         (5,166)           --            --
   Accretion of preferred stock                          --             --            --           (308)           --          (308)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 2000                     18,351,311    $        18   $    94,212    $   (69,114)  $        --   $    25,116
                                                ===================================================================================

See accompanying notes.

                         enherent Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Years ended December 31
                                                                                  1998           1999           2000
                                                                              --------------------------------------
Cash flows from operating activities
Net loss                                                                      $(12,040)      $(21,215)      $ (8,532)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
      Depreciation and amortization                                              4,688          4,840          3,694
      Loss on disposal of fixed assets                                             633          1,719          1,231
      Loss on the sale of marketable securities                                     --             --             56
      Provision for doubtful accounts                                              926            411            581
      Goodwill impairment                                                           --          2,517             --
      Deferred income taxes                                                        (33)            --             --
      Deferred rent                                                                355            (36)          (265)
        Changes in operating assets and liabilities:
        Accounts receivable                                                      1,049          5,516            734
        Prepaid expenses and other current assets                                 (172)           903            627
        Other assets                                                               141             98            287
        Accrued compensation                                                      (347)        (1,260)        (1,610)
        Accounts payable and other accrued expenses                             (1,423)           562         (2,380)
        Deferred revenue                                                          (460)           121           (535)
                                                                              --------------------------------------
Net cash used in operating activities                                           (6,683)        (5,824)        (6,112)
                                                                              --------------------------------------

Cash flows from investing activities
Purchases of fixed assets                                                       (4,893)        (2,423)          (679)
Purchases of marketable securities                                                (108)        (1,756)            --
Sales of marketable securities                                                  14,121            555          1,026
Proceeds from sale of fixed assets                                                  --             67             24
Purchase of net assets of ACT, net of cash acquired                            (13,010)            --             --
Purchase of net assets of ISPI, net of cash acquired                            (2,745)            --             --
Return of cash paid for ISPI acquisition                                            --             80             --
Other assets                                                                      (300)
                                                                              --------------------------------------
Net cash (used in) provided by investing activities                             (6,935)        (3,477)           371
                                                                              --------------------------------------

Cash flows from financing activities
Repayment of note payable                                                       (1,182)            --         (1,000)
Issuance cost in connection with 1997 issuance of common stock                     (96)            --             --
Exercise of stock options                                                          478             99            210
Principal payments under capital lease obligations                                (309)          (518)          (318)
Issuance of preferred shares and common stock warrants, net of issuance
  costs                                                                             --             --          7,425
                                                                              --------------------------------------
Net cash (used in) provided by financing activities                             (1,109)          (419)         6,317
                                                                              --------------------------------------
Net (decrease) increase in cash and equivalents                                (14,727)        (9,720)           576
Cash and equivalents at beginning of period                                     29,499         14,772          5,052
                                                                              --------------------------------------
Cash and equivalents at end of period                                         $ 14,772       $  5,052       $  5,628
                                                                              ======================================

Supplemental disclosure of cash flow information
Interest paid                                                                 $    307       $    191       $    210
                                                                              ======================================
Income taxes paid                                                             $    244       $     98       $     --
                                                                              ======================================

Noncash financing activities
Acquisition of fixed assets through capital leases                            $     39       $     --       $     --
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

Net Loss Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Accordingly basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation if their effect is anti-dilutive.

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

The actual income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

                                                                                     December 31
                                                                           1998          1999          2000
                                                                         -----------------------------------
   Computed "expected" tax (benefit)                                     $(4,093)      $(7,213)      $(2,901)
   Nondeductible losses of foreign subsidiaries                            2,175         2,163         1,003
   Non-deductible U.S. expenses                                               --           189           122
   Valuation allowance relating primarily to U.S. net operating
      losses                                                               2,278         4,885         2,064
   State tax benefit, net of federal tax effect at state statutory
      rate                                                                    --            --          (215)
   Other                                                                    (360)          (24)          (73)
                                                                         -----------------------------------
                                                                         $    --       $    --       $    --
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                          December 31
                                                     1999              2000
                                                   -------------------------
   Deferred tax assets:
      Accounts receivable allowances               $    44           $   201
      Accrued restructuring charge                     691                --
      Net operating loss carryforwards               8,147            10,769
      Amortization expense                              --                59
      Deferred rent expense                             89                --
      Other                                             32                --
                                                   -------------------------

   Total gross deferred assets                       9,003            11,029
                                                   -------------------------

   Deferred tax liabilities:
      Depreciation of fixed assets                 $  (230)          $  (271)
      Prepaid expenses                                  --               (29)
      Amortization expense                             (42)               --
      Section 481(a) adjustment                        (66)               --
                                                   -------------------------
   Total gross deferred liabilities                   (338)             (300)
                                                   -------------------------

   Net deferred tax asset                            8,665            10,729
   Valuation allowance                              (8,665)          (10,729)
                                                   -------------------------
   Net deferred tax asset                          $    --           $    --
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


                                                                                         Capital                Operating
                                                                                         Leases                   Leases
                                                                                   --------------------------------------------
  December 31:
     2001                                                                               $     19                $      832
     2002                                                                                     12                       372
     2003                                                                                     12                       352
     2004                                                                                     12                       278
     2005                                                                                     --                         4
                                                                                   --------------------     -------------------
  Total minimum lease payments                                                                55                $    1,838
                                                                                                            ===================
  Less amount representing interest                                                          (11)
                                                                                   --------------------
  Present value of net minimum capital lease payments                                         44
  Less current installments of obligations under capital leases                              (16)
                                                                                   --------------------
  Obligations under capital leases, net of current installments                         $     28
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
    Allowance for doubtful accounts                    $    334            $   926            $   721             $   539
Year ended December 31, 1999
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts                    $    539            $   411            $   421             $   529
Year ended December 31, 2000
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts                    $    529            $   581            $   410             $   700


(a)  Uncollectible receivables written off.