Form 10-Q
period 2001-03-31
ENHERENT CORP
filed 2001-05-11
CIK 1045560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

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

                                 (972) 243-8345
                     (Telephone number, including area code)

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

                                 YES   X   NO
                                      ---     ---

Indicate the number of share outstanding of each of the issuer's classes of common stock:

                 Class                     Shares Outstanding as of May 3, 2001
                 -----                     ------------------------------------
        Common stock, par value $.001                      17,502,188

                         ENHERENT CORP. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.                                                          PAGE
                                                                                        ----
Consolidated Balance Sheets as of December 31, 2000
and March 31, 2001                                                                       1

Consolidated Statements of Operations
for the three months ended March 31, 2000 and 2001                                       2

Consolidated Statements of Cash Flows
for the three months ended March 31, 2000 and 2001                                       3

Notes to Consolidated Financial Statements                                               4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                                                     6-8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                      8


PART II.  OTHER INFORMATION

ITEM 4.  Submission of matters to a vote of security holders                             8

ITEM 6.  Exhibits and reports on Form 8-K                                                9

SIGNATURES                                                                               10

EXHIBIT INDEX                                                                            11


ITEM 1. FINANCIAL STATEMENTS


                         enherent Corp. and Subsidiaries
                           Consolidated Balance Sheets
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                           DECEMBER 31    MARCH 31
                                                                               2000         2001
                                                                           ----------    ----------
                                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                                                    $    5,628    $    5,569
   Marketable securities                                                          728           502
   Accounts receivable, net of allowance of $700 at December 31, 2000           7,397         5,236
     and $1,574 at March 31, 2001
   Prepaid expenses and other current assets                                      576           647
                                                                           ----------    ----------
               Total current assets                                            14,329        11,954

Fixed assets, net                                                               3,214         2,450
Goodwill, net                                                                  15,886        15,682
Other assets                                                                      101           131
                                                                           ----------    ----------
               Total assets                                                $   33,530    $   30,217
                                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued compensation                                                    $      740    $    1,009
   Accounts payable and other accrued expenses                                  2,154         2,085
   Capital lease obligations - current                                             16            12
   Deferred revenue                                                                97            40
                                                                           ----------    ----------
               Total current liabilities                                        3,007         3,146

Capital lease obligations, net of current portion                                  28            26
Deferred rent                                                                     121           114
                                                                           ----------    ----------
               Total liabilities                                                3,156         3,286

Series A redeemable convertible preferred stock, $0.001 par value;
   authorized - 10,000,000 shares; 8,000,000 shares  issued and                 5,258         5,380
   outstanding at December 31, 2000 and March 31, 2001

Common stockholders' equity:
   Common stock, $0.001 par value; authorized--50,000,000 shares;
     issued--18,351,311 shares at December 31, 2000 and 18,351,311
     shares at March 31, 2001                                                      18            18
   Additional paid-in capital                                                  94,212        94,212
   Treasury stock, at cost - 60,700 shares                                          -           (36)
   Accumulated deficit                                                        (69,114)      (72,643)
                                                                           ----------    ----------
               Total common stockholders' equity                               25,116        21,551
                                                                           ----------    ----------
               Total liabilities and stockholders' equity                  $   33,530    $   30,217
                                                                           ==========    ==========

SEE ACCOMPANYING NOTES.

                         enherent Corp. and Subsidiaries
                      Consolidated Statements of Operations

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31
                                                                 2000             2001
                                                             -----------      -----------
Revenues                                                     $    12,057      $     8,164
Cost of revenues                                                   8,713            5,979
                                                             -----------      -----------
Gross profit                                                       3,344            2,185

Selling, general and administrative expenses                       6,456            5,704
                                                             -----------      -----------
Loss from operations                                              (3,112)          (3,519)

Other income (expense):
  Miscellaneous income                                                 -               43
  Interest expense                                                   (41)             (18)
  Interest income                                                    111               87
                                                             -----------      -----------
Net loss                                                          (3,042)          (3,407)

Preferred stock dividends and accretion                                -              122
                                                             -----------      -----------
Net loss applicable to common stockholders                   $    (3,042)     $    (3,529)

Basic and diluted net loss per share applicable to
  common stockholders                                        $      (.17)     $      (.19)
                                                             ===========      ===========
Number of shares used in computing basic and
   diluted net loss per share                                     18,336           18,313
                                                             ===========      ===========

SEE ACCOMPANYING NOTES.

                         enherent Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED MARCH 31
                                                                     2000               2001
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (3,042)          $ (3,407)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                    1,011                639
     Provision for doubtful accounts                                     10              1,053
     Loss on disposal of fixed assets                                    47                319
     Deferred rent                                                      (21)                (7)
     Changes in operating assets and liabilities:
       Accounts receivable                                              532              1,108
       Prepaid expenses and other current assets                        128                (71)
       Other assets                                                    (643)               (30)
       Accrued compensation                                            (833)               269
       Accounts payable and other accrued expenses                      316                (69)
       Deferred revenue                                                (354)               (57)
                                                                   --------           --------
Net cash used in operating activities                                (2,849)              (253)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities                                         1,535                226
Purchases of fixed assets                                              (292)                (6)
Proceeds from sale of fixed assets                                       12                 16
                                                                   --------           --------
Net cash provided by investing activities                             1,255                236
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                                -                (36)
Exercise of stock options                                               207                  -
Principal payments under capital lease obligations                     (160)                (6)
                                                                   --------           --------
Net cash provided by (used in) financing activities                      47                (42)
                                                                   --------           --------

Net decrease in cash and equivalents                                 (1,547)               (59)
Cash and equivalents at beginning of period                           5,052              5,628
                                                                   --------           --------
Cash and equivalents at end of period                              $  3,505           $  5,569
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                      $     36           $     18
                                                                   ========           ========
Income taxes paid                                                  $      3           $      -
                                                                   ========           ========

SEE ACCOMPANYING NOTES.

                                 ENHERENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.   Subsequent Event

     As of May 3, 2001 the Company had repurchased approximately 850,000 shares or 4.6% of its outstanding common stock.

4.   Change in Allowance for Doubtful Accounts

     The Company increased the estimated allowance for doubtful accounts based on our current assessment of the status of the ongoing settlement negotiations with clients. The allowance increased from approximately $700,000 at December 31, 2000 to approximately $1.6 million at March 31, 2001.

5.   Office Closures

     The Company vacated its office space at 342 Madison Ave in New York, NY, upon lease expiration, which expired on April 30, 2001, and exercised a termination clause for a portion of space at 80 Lamberton Road in Windsor, CT. The termination clause required a nine-month notification period prior to the termination of the lease. The financial statements dated March 31, 2001 include an accrual for $120,000 equal to the amount due under the termination clause. In conjunction with vacating these offices, the Company recorded a charge of approximately $335,000 for anticipated losses upon the disposal of office furniture and abandonment of leasehold improvements.

6.   Loss per share

     The following sets forth the computation of basic and diluted loss per share:

                                                                 Three months ended
                                                         March 31, 2000       March 31, 2001
                                                         --------------       --------------
     Numerator:
           Net loss                                         $  3,042              $  3,529
     Denominator:
           Weighted average of shares outstanding             18,336                18,313
     Basic and diluted loss per share                       $   (.17)             $   (.19)

     The Company has excluded the impact of the redeemable convertible preferred stock and related warrants, and stock options outstanding under the Stock Option Plan as the effect would be anti-dilutive.

7.   Contingencies

     A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash. The Company has filed a Motion for Summary Judgement that has not been ruled on by the Arbitrator. There is no hearing date scheduled for the arbitration.

     On February 21, 2001, Nasdaq notified the Company that it failed to meet the continued listing requirement of maintaining a minimum bid price of $1 per share of common stock during the prior 30 consecutive days. The Company has until May 22, 2001 to regain compliance and avoid having its common stock delisted, subject to a right to appeal Nasdaq's decision to delist the common stock at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS FOR OPERATIONS

REVENUE. Revenues decreased $3.9 million during the three month period ended March 31, 2001 to $8.2 million compared to $12.1 million for the three month period ended March 31, 2000. The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and adverse weather in the northeastern United States, which prevented consultants from working on engagements.

COST OF REVENUES. Cost of revenues decreased to $6.0 million for the three month period ended March 31, 2001 from $8.7 million in the comparable period in 2000. The decrease in cost of revenues was attributable to the overall decrease in revenues. Cost of revenues as a percentage of revenues remained at approximately 73% for the three month period ended March 31, 2001 when compared to the three month period ended March 31, 2000.

GROSS PROFIT. For the reasons set forth above, gross profit remained as a percentage of revenues at approximately 27% in the three month period ended March 31, 2001 and for the comparable period in 2000.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses decreased approximately 12% to $5.7 million in the three-month period ended March 31, 2001 from $6.5 million for the comparable period in 2000. The decrease in SG&A expenses resulted from the effect of cost cutting measures and a reduction in legal fees. This decrease was offset by expenses of approximately $455,000 associated with the closing of the New York City office and the reduction of space in the Windsor, Connecticut facility and an additional reserve for bad debt of approximately $900,000 associated with the collection issues regarding certain accounts receivable. SG&A as a percentage of revenue increased to 70% for the three month period ended March 31, 2001 from 54% for the comparable period. This increase was due to lower revenues in the three month period ended March 31, 2001 as compared to revenues in the comparable period in 2000 as well as the impact of the unusual expense in the three month period ended March 31, 2001 mentioned above.

LOSS FROM OPERATIONS: For the reasons set forth above, loss from operations for the first quarter ended March 31, 2001 increased to $3.4 million as compared to a loss from operations of $3.1 million in the comparable period in 2000. As a percentage of revenues, the loss from operations for the first quarter ended March 31, 2001 increased to 41% compared to approximately 26% in the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL: The Company's working capital decreased to approximately $8.8 million at March 31, 2001 from $11.3 million at December 31, 2000. Cash and equivalents and marketable debt securities were $6.1 million at March 31, 2001 compared to $6.4 million at December 31, 2000. The primary use of cash during the three months ended March 31, 2000 was to fund the net loss of $3.4 million. Of the $3.4 million net loss, approximately $1.4 million was non-cash charges related to the acceleration of depreciation and additional reserves for doubtful accounts. The Company's accounts receivables were $5.2 million at March 31, 2001 and $7.4 million at December 31, 2000. Billed days sales outstanding, net of allowance for doubtful accounts was 58 days at March 31, 2001 and 73 days at December 31, 2000. In order to fund operating cash flow requirements, the Company sold marketable securities generating proceeds of approximately $226,000 in the three month period ended March 31, 2001 and approximately $1.5 million in the three month period ended March 31, 2000.

The Company repurchased 60,700 shares of its outstanding common stock for approximately $36,000 in the period ended March 31, 2001. The Board of Directors has approved the repurchase of up to 2,000,000 shares of the outstanding common stock. As of May 3, 2001 the Company had repurchased approximately 850,000 shares or 4.6% of its outstanding common stock for approximately $165,000.

In August 1999 the Company entered into a loan and security agreement with Bank of America, the proceeds of which were to be used for general working capital. As of December 31, 2000 the Company had exceeded the $4.5 million net loss restrictions imposed under the agreement. On April 4, 2001 Bank of America terminated this credit facility. The Company had no borrowings outstanding under this credit facility at that time.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company's operations and for the expansion of its current business. Management believes that the cash equivalents and marketable securities are sufficient to fund operations for the next twelve months. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities which may result in further dilution to shareholders. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2001, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's 2000 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company's annual stockholders' meeting was held on May 3, 2001. Proxies were solicited for the election of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934 and director's nominees were elected without opposing proxy solicitation.

     1. Douglas K. Mellinger was elected a Class I Director with 19,941,469 affirmative votes and 391,160 withheld. Jack L. Rivkin was elected a Class I Director with 19,960,069 affirmative votes and 372,560 withheld. Isaac Shapiro was elected a Class I Director with 19,959,769 affirmative votes and 372,860 withheld.

     2. The appointment of Ernst & Young LLP as the Company's Independent Accountants for the year ending December 31, 2001 was approved with 20,288,768 affirmative votes, 41,591 negative votes and 2,270 abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following is a list of exhibits filed as part of this Quarterly report on Form 10-Q:

      Exhibit
        No.                  Description of exhibits
      -------                -----------------------

        3.1 Amended and Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 2000).

        3.2       Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 4.2 of the Company's Form S-8 filed January 22, 1998).

        4.1 Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's S-1/a filed October 29, 1997).

        4.2 Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed April 14, 2000).

        4.3 Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed April 14,
                  2000).

        4.4 Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company's form 8-K filed April 14, 2000).


(b)      Reports on Form 8-K

     No reports of the Registrant on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENHERENT CORP.



DATE: May 10, 2001                 BY: /s/ Dan S. Woodward
                                      ---------------------------------------
                                       Dan S. Woodward
                                       President and Chief Executive Officer



DATE May 10, 2001                  BY: /s/ Jack D. Mullinax
                                      ---------------------------------------
                                       Jack D. Mullinax
                                       Chief Financial Officer

Exhibit Index:

      Exhibit
        No.                  Description of exhibits
      -------                -----------------------

        3.1 Amended and Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 2000).

        3.2       Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 4.2 of the Company's Form S-8 filed January 22, 1998).

        4.1 Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's S-1/a filed October 29, 1997).

        4.2 Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed April 14, 2000).

        4.3 Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed April 14,
                  2000).

        4.4 Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company's form 8-K filed April 14, 2000).