Form 10-Q
period 2001-06-30
ENHERENT CORP
filed 2001-08-06
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-23315

enherent Corp.

Delaware	No. 13-3914972
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

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

YES  ☒       NO  ☐

Indicate the number of share outstanding of each of the issuer’s classes of common stock:

Class	Shares outstanding as of August 2, 2001

Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except number of shares)

	December 31	June 30
	2000	2001

		(unaudited)
Assets
Current assets:
Cash and equivalents	$5,628	$4,571
Marketable securities	728	-
Accounts receivable, net of allowance of $700 at December 31, 2000 and $1,169 at June 30, 2001	7,397	5,320
Prepaid expenses and other current assets	576	544

Total current assets	14,329	10,435

Fixed assets, net	3,214	2,072
Goodwill, net	15,886	15,446
Other assets	101	109

Total assets	$33,530	$28,062

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$740	$835
Accounts payable and other accrued expenses	2,251	1,749
Capital lease obligations - current	16	25

Total current liabilities	3,007	2,609

Capital lease obligations, net of current portion	28	40
Deferred rent	121	107

Total liabilities	3,156	2,756

Series A redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; 8,000,000 shares issued and outstanding at December 31, 2000 and June 30, 2001	5,258	5,506

Common stockholders’ equity:
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—18,351,311 shares at December 31, 2000 and 18,351,311 shares at June 30, 2001	18	18
Additional paid-in capital	94,212	94,212
Treasury stock, at cost – 849,123 shares	-	(166)
Accumulated deficit	(69,114)	(74,264)

Total common stockholders’ equity	25,116	19,800

Total liabilities and stockholders’ equity	$33,530	$28,062

See accompanying notes.

enherent Corp. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2000	2001	2000	2001

Revenues	$11,739	$7,402	$23,796	$15,567
Cost of revenues	8,439	5,273	17,152	11,253

Gross profit	3,300	2,129	6,644	4,314

Selling, general and administrative expenses	7,090	3,783	13,546	9,487

Loss from operations	(3,790)	(1,654)	(6,902)	(5,173)

Other income (expense):
Miscellaneous income	-	98	-	141
Interest expense	(145)	(1)	(187)	(19)
Interest income	162	62	274	149

Net loss	(3,773)	(1,495)	(6,815)	(4,902)
Preferred stock dividends and accretion	(5,243)	(126)	(5,243)	(248)

Net loss applicable to common stockholders	$(9,016)	$(1,621)	$(12,058)	$(5,150)

Basic and diluted net loss per share applicable to common stockholders	$(.49)	$(.09)	$(.66)	$(.29)

Number of shares used in computing basic and diluted net loss per share	18,351	17,525	18,343	17,917

See accompanying notes.

enherent Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30

	2000	2001

Cash flows from operating activities
Net loss	$(6,815)	$(4,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,085	1,305
Provision for doubtful accounts	(261)	1,141
Loss on disposal of fixed assets	1,280	308
Deferred rent	(41)	(14)
Changes in operating assets and liabilities:
Accounts receivable	1,249	936
Prepaid expenses and other current assets	313	32
Other assets	(90)	(8)
Accrued compensation	(489)	95
Accounts payable and other accrued expenses	(1,161)	(502)

Net cash used in operating activities	(3,930)	(1,609)

Cash flows from investing activities
Sale of marketable securities	1,810	728
Purchases of fixed assets	(340)	(10)
Proceeds from sale of fixed assets	13	12

Net cash provided by investing activities	1,483	730

Cash flows from financing activities
Repayment of note	(1,000)	-
Purchase of treasury stock	-	(166)
Issuance of preferred shares and common stock warrants net of issuance costs	7,363	-
Principal payments under capital lease obligations	(233)	(12)

Net cash provided by (used in) financing activities	6,338	(178)

Net increase (decrease) in cash and equivalents	3,891	(1,057)
Cash and equivalents at beginning of period	5,052	5,628

Cash and equivalents at end of period	$8,943	$4,571

Supplemental disclosure of cash flow information
Interest paid	$173	$19

Noncash financing activities
Acquisition of fixed assets through capital lease obligations	$-	$33

See accompanying notes.

enherent Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000.

2.	Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.	Delisted from Nasdaq National Market

On May 30, 2001 the Nasdaq delisted enherent Corp. common stock, traded under the symbol “ENHT”, from trading on the Nasdaq National Market for failure to comply with Nasdaq’s minimum bid price of $1.00 over the previous 30 consecutive trading days as required. enherent Corp.’s common stock currently trades on the Over the Counter Bulletin Board “OTCBB” under the symbol “ENHT”.

4.	Change in Allowance for Doubtful Accounts

Based on our current assessment of the status of the ongoing settlement negotiations with three clients, the company recorded an additional provision for doubtful accounts of approximately $100,000 and $1 million for the three and six months ended June 30, 2001, respectively.

5.	Office Closures

The Company vacated its office space at 342 Madison Ave. in New York, upon expiration of its lease on April 30, 2001, and exercised a termination clause for a portion of leased space at 80 Lamberton Road in Windsor, Connecticut. The termination clause for the Connecticut space required a nine-month notification period prior to the termination of the lease. The financial statements for the three months ended March 31, 2001 included an accrual of $120,000, equal to the amount due under the termination clause. In conjunction with vacating these offices, the Company has recorded a charge as of March 31, 2001 of approximately $335,000 for anticipated losses upon the disposal of office furniture and abandonment of leasehold improvements.

6.	Loss per share

The following sets forth the computation of basic and diluted loss per share: (in thousands, except per share data)
	Three months ended		Six months ended
	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Numerator:
Net loss applicable to common shareholders	$(9,016)	$(1,621)	$(12,058)	$(5,150)
Denominator:
Weighted average of shares outstanding	18,351	17,525	18,343	17,917
Basic and diluted loss per share	$(.17)	$(.09)	$(.66)	$(.29)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants, and stock options outstanding under the Company’s Stock Option Plan as the effect of including such shares would be anti-dilutive.

7.	Contingencies

A former chief financial officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options valued at $3,000,000 or the equivalent value in cash. On January 12, 2001 the Company filed a Motion for Summary Judgement. The arbitrator heard oral argument on enherent's motion on June 7, 2001. The arbitrator has not ruled on the motion as of August 6, 2001.

8.	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 142 will have on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results for Operations

Revenue.  Revenues decreased $4.3 million during the three month period ended June 30, 2001 to $7.4 million compared to $11.7 million for the three month period ended June 30, 2000. Revenues decreased $8.2 million for the six month period ended June 30, 2001 to $15.6 million compared to $23.8 million for the six month period ended June 30, 2000.  The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and the general slowdown in spending for information technology services.

Cost of Revenues.  Cost of revenues decreased $3.2 million for the three month period ended June 30, 2001 to $5.2 million compared to $8.4 million for the three month period ended June 30, 2000.  Cost of revenues decreased $5.9 for the six month period ended June 30, 2001 to $11.3 million compared to $17.2 million for the six month period ended June 30, 2000 . The decrease in cost of revenues was attributable to the overall decrease in revenues. Cost of revenues as a percentage of revenues decreased 1% for the three month period ended June 30, 2001 to 71% when compared to 72% for the three month period ended June 30, 2000. Cost of revenues as a percentage of revenues remained at approximately 72% for the six month period ended June 30, 2001 when compared to the six month period ended June 30, 2000.

Gross Profit. Because the cost of revenue decreased a slightly higher rate than the revenues declined, gross profit increased to 29% as a percentage of revenues in the three month period ended June 30, 2001 from 28% in the comparable period in 2000. For the reason set forth above, gross profit remained at approximately 28% as a percentage of revenues in the six month period ended June 30, 2001 and for the comparable period in 2000.

Selling, General & Administrative Expenses. SG&A expenses decreased approximately 46% to $3.8 million in the three-month period ended June 30, 2001 from $7.1 million for the comparable period in 2000. SG&A as a percentage of revenue decreased to 51% for the three month period ended June 30, 2001 from 60% for the comparable period in 2000. The decrease in SG&A expenses resulted from the effect of cost cutting measures and from $1.8 million in charges related to the relocation of corporate headquarters, severance and a reduction in facilities that occurred in 2000. For the six month period ended June 30, 2001, SG&A expenses decreased 30% or $4.1 million from the comparable period in 2000. The decrease in SG&A expenses resulted from the effect of cost cutting measures and from $1.8 million in charges related to the relocation of corporate headquarters, severance and a reduction in facilities that occurred in 2000. This decrease was offset by expenses of $455,000 associated with the closing of the New York City office and the reduction of space in the Windsor, Connecticut facility and an additional reserve for bad debt of approximately $1 million associated with collection issues regarding certain accounts receivable. SG&A as a percentage of revenue increased to 61% for the six month period ended June 30, 2001 from 57% for the comparable period in 2000. This increase was due to lower revenues in the six month period ended June 30, 2001 as compared to revenues in the comparable period in 2000, partially offset by the decrease in absolute dollars of SG&A expense.

Loss from Operations: Loss from operations for the three month period ended June 30, 2001 decreased to $1.7 million as compared to a loss from operations of $3.8 million in the comparable period in 2000. As a percentage of revenues, the loss from operations for the three month period ended June 30, 2001, decreased to 22% compared to approximately 32% in the comparable period in 2000.  For the six month period ended June 30, 2001 loss from operations decreased to $5.2 million from $6.9 million and loss from operations as a percentage of revenues  increased  to 33% from 29% in the comparable period in 2000. The decrease in loss from operations primarily resulted from the effect of cost cutting measures and from $1.8 million in charges related to the relocation of corporate headquarters, severance and a reduction in facilities that occurred in 2000. This decrease was offset by expenses of $455,000 associated with the closing of the New York City office and the reduction of space in the Windsor, Connecticut facility and an additional reserve for bad debt of approximately $1 million associated with collection issues regarding certain accounts receivable.

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $7.8 million at June 30, 2001 from $11.3 million at December 31, 2000.  Cash and equivalents and marketable debt securities were $4.6 million at June 30, 2001 compared to $6.4 million at December 31, 2000. The primary use of cash during the six months ended June 30, 2001 was to fund the net loss of $4.9 million, partially offset by non-cash charges of $1.3 million related to depreciation and amortization and $1.1 million additional reserves for doubtful accounts. The Company’s accounts receivable were $5.3 million at June 30, 2001 and $7.4 million at December 31, 2000.  Billed days sales outstanding, net of allowance for doubtful account were 66 days at June 30, 2001 and 73 days at December 31, 2000.  In order to fund operating cash flow requirements, the Company sold marketable securities generating proceeds of approximately $728,000 in the six month period ended June, 2001 and approximately $1.8 million in the six month period ended June 30, 2000.

The Company repurchased 849,123 shares of its outstanding common stock for approximately $166,000 in the six month period ended June 30, 2001.  The Board of Directors has approved the repurchase of up to 2,000,000 shares of the outstanding common stock.

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

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations. Management believes that the cash equivalents and marketable securities are sufficient to fund operations for the next twelve months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of debt or equity securities, which may result in further dilution to shareholders.  No assurance can be given that any such additional sources of financing will be available on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2001, the Company did not experience any material changes in market risk exposures that materially change or affect the quantitative and qualitative disclosures presented in the Company’s 2000 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)	The Company’s annual stockholders’ meeting was held on May 3, 2001. Proxies were solicited for the election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934 and director nominees were elected without opposing proxy solicitation.

	1.	Directors election results.

		Class I Director	Affirmative votes	Withheld votes
		Douglas K. Mellinger	19,941,469	391,160
		Jack L. Rivkin	19,960,069	372,560
		Isaac Shapiro	19,959,769	372,860

The following is a list of directors whose term of office continues and their term expiration date.

Director	Class	Term
Robert P. Florenza	II	Expires 2003
Irwin J. Sitkin	II	Expires 2003
Dan S. Woodward	II	Expires 2003
Michael Enthoven	III	Expires 2002
Ronald E. Weinberg	III	Expires 2002

2.	The appointment of Ernst and Young LLP as the Companys’s Independent Accountants for the Year ending December 31, 2001 was approved.

	Affirmative votes	Negative votes	Abstentions
	20,288,768	41,591	2,270

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following is a list of exhibits filed as part of this Quarterly report on Form 10-Q:

	Exhibit No.	Description of exhibits
	3.1	Amended and Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2000).
	3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
	4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s S-1/a filed October 29, 1997).
	4.2	Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed April 14, 2000).
	4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
	4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000).
	10.1	Employment Agreement between Bob Merkl and the Company dated November 1, 2000 (filed herewith).
	10.2	Addendum to Employment Agreement between Jack Mullinax and the Company dated July 23, 2001 (filed herewith).

(b)	Reports on Form 8-K

The Company filed a Form 8-K current report with the Securities and Exchange Commission on June 1, 2001, reporting that the Company’s securities had been delisted by Nasdaq effective May 30, 2001, and the Company's common stock commenced trading over-the-counter on the National Association of Securities Dealers' Electronic Bulletin Board ("OTC BB").

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 6, 2001	BY	/s/ Dan S. Woodward

Dan S. Woodward
Chairman, President and Chief Executive Officer

DATE August 6, 2001	BY	/s/ Jack D. Mullinax

Jack D. Mullinax
Chief Financial Officer

Exhibit Index:

Exhibit No.	Description of exhibits
3.1	Amended and Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2000).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s S-1/a filed October 29, 1997).
4.2	Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed April 14, 2000).
4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000).
10.1	Employment Agreement between Bob Merkl and the Company dated November 1, 2000 (filed herewith).
10.2	Addendum to Employment Agreement between Jack Mullinax and the Company dated July 23, 2001 (filed herewith).