Form 10-Q
period 2001-09-30
ENHERENT CORP
filed 2001-11-08
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Shares outstanding as of  October 30, 2001

Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	December 31	September 30
	2000	2001
		(unaudited)
Assets
Current assets:
Cash and equivalents	$5,628	$4,607
Marketable securities	728	-
Accounts receivable, net of allowance of $700 at December 31, 2000 and $111 at September 30, 2001	7,397	4,881
Prepaid expenses and other current assets	576	461
Total current assets	14,329	9,949

Fixed assets, net	3,214	1,619
Goodwill, net	15,886	15,210
Other assets	101	105
Total assets	$33,530	$26,883

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$740	$1,064
Accounts payable and other accrued expenses	2,251	1,509
Capital lease obligations - current	16	20
Total current liabilities	3,007	2,593

Capital lease obligations, net of current portion	28	26
Deferred rent	121	98
Total liabilities	3,156	2,717

Series A redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; 8,000,000 shares issued and outstanding at December 31, 2000 and September 30, 2001	5,258	5,635

Common stockholders’ equity:
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—18,351,311 shares at December 31, 2000 and September 30, 2001	18	18
Additional paid-in capital	94,212	94,212
Treasury stock, at cost – 849,123 shares	-	(166)
Accumulated deficit	(69,114)	(75,533)
Total common stockholders’ equity	25,116	18,531
Total liabilities and stockholders’ equity	$33,530	$26,883

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	2001	2000	2001

Revenues	$10,587	$7,262	$34,383	$22,828
Cost of revenues	7,268	5,431	24,420	16,683
Gross profit	3,319	1,831	9,963	6,145

Selling, general and administrative expenses	4,113	3,026	17,658	12,179
Loss from operations	(794)	(1,195)	(7,695)	(6,034)

Other income (expense):
Miscellaneous income (expense)	7	24	79	(169)
Interest expense	(21)	(2)	(208)	(21)
Interest income	126	33	328	182
Net loss	(682)	(1,140)	(7,496)	(6,042)
Preferred stock dividends and accretion	(113)	(130)	(5,356)	(377)
Net loss applicable to common stockholders	$(795)	$(1,270)	$(12,852)	$(6,419)

Basic and diluted net loss per share applicable to common stockholders	$(.04)	$(.07)	$(.70)	$(.36)
Number of shares used in computing basic and diluted net loss per share	18,351	17,502	18,350	17,777

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2000	2001

Cash flows from operating activities
Net loss	$(7,496)	$(6,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,935	1,883
Provision for doubtful accounts	(261)	1,207
Loss on disposal of fixed assets	1,280	386
Deferred rent	(62)	(23)
Changes in operating assets and liabilities:
Accounts receivable	455	1,309
Prepaid expenses and other current assets	537	267
Other assets	224	(112)
Accrued compensation	(802)	301
Accounts payable and other accrued expenses	(2,026)	(638)
Net cash used in operating activities	(5,216)	(1,462)

Cash flows from investing activities
Sale of marketable securities	1,810	728
Purchases of fixed assets	(607)	(103)
Proceeds from sale of fixed assets	13	12
Net cash provided by investing activities	1,216	637

Cash flows from financing activities
Repayment of note	(1,000)	-
Exercise of stock options	208	-
Purchase of treasury stock	-	(166)
Issuance of preferred shares and common stock warrants net of issuance costs	7,427	-
Principal payments under capital lease obligations	(302)	(30)
Net cash provided by (used in) financing activities	6,333	(196)

Net increase (decrease) in cash and equivalents	2,333	(1,021)
Cash and equivalents at beginning of period	5,052	5,628
Cash and equivalents at end of period	$7,385	$4,607

Supplemental disclosure of cash flow information
Interest paid	$208	$21

Noncash financing activities
Acquisition of fixed assets through capital lease obligations	$-	$33

See accompanying notes.

enherent Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000.

2.     Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.     Delisted from Nasdaq National Market

On May 30, 2001 the Nasdaq delisted enherent Corp. common stock, traded under the symbol “ENHT”, from trading on the Nasdaq National Market for failure to comply with Nasdaq’s minimum bid price of $1.00 over the previous 30 consecutive trading days as required. The Company’s common stock currently trades on the Over-the- Counter Bulletin Board “OTCBB” under the symbol “ENHT”.

4.     Change in Allowance for Doubtful Accounts

The company recorded an additional provision for doubtful accounts of approximately $100,000 and $1.2 million for the three- and nine-months ended September 30, 2001, respectively. For the nine-months ended September 30, 2001, the Company wrote-off accounts receivable of approximately $1.8 million due in part to clients’ financial condition and resolution of certain contract disputes.

5.     Office Closures

The Company vacated its office space at 342 Madison Ave. in New York, upon expiration of its lease on April 30, 2001, and exercised a termination clause for a portion of leased space at 80 Lamberton Road in Windsor, Connecticut.  The termination clause for the Connecticut space required a nine-month notification period prior to the termination of the lease.  The financial statements for the nine months ended September 30, 2001 included a charge of $120,000 included in selling, general and administrative expenses, equal to the amount due under the termination clause. At September 30, 2001, approximately $40,000 remains accrued related to future amounts due. In conjunction with vacating these offices, the Company recorded a charge in the quarter ended March 31, 2001 of approximately $335,000 for losses incurred upon the disposal of office furniture and abandonment of leasehold improvements.

6.     Loss per share

The following sets forth the computation of basic and diluted loss-per share:

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2000	2001	2000	2001
Numerator:
Net loss applicable to Common shareholders	$(795)	$(1,270)	$(12,852)	$(6,419)
Denominator:
Weighted average of shares outstanding	18,351	17,502	18,350	17,777
Basic and diluted loss per share	$(.04)	$(.07)	$(.70)	$(.36)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants, and stock options outstanding under the Company’s Stock Option Plan as the effect of including such shares would be anti-dilutive.

7.     Contingencies

A former chief financial officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options valued at $3,000,000 or the equivalent value in cash. On January 12, 2001 the Company filed a Motion for Summary Judgement. The arbitrator heard oral argument on the Company’s motion on June 7, 2001. The arbitrator has not ruled on the motion as of October 31, 2001.

On September 10, 2001 the Company filed a lawsuit in Federal Court in the Eastern District of Virginia for breach of contract against Interior Systems, Inc. (“ISI”) for services provided by the Company in the amount of approximately $785,000 in money damages, excluding attorneys’ fees, and court costs.  On October 12, 2001, ISI filed an answer and a counterclaim against the Company for breach of contract alleging $1,153,415.20 in money damages, plus costs and attorneys’ fees. At this time, discovery has just begun, and the matter has been scheduled for trial in March 2002. The Company believes that it has adequate legal defenses to the claim, and that the ultimate outcome of these matters will not have a material adverse effect on the Company’s consolidated financial position.

8.     New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002.  Under Statement 142, the impairment only approach requires the reporting unit to determine the fair value of the reporting unit. The fair value of the reporting unit is compared to the carrying value, including goodwill. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the reporting unit would then have to determine the implied fair value of goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all net tangible and intangible assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is then compared to the carrying value of the goodwill. If the implied value of goodwill is less, an impairment loss equal to the difference is recognized. While the Company has not completed its assessment under the new standard, it is likely that an impairment charge will be recorded.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results  of Operations.

Results for Operations

Revenue.  Revenues decreased $3.3 million during the three-month period ended September 30, 2001 to $7.3 million compared to $10.6 million for the three-month period ended September 30, 2000. Revenues decreased $11.6 million for the nine-month period ended September 30, 2001 to $22.8 million compared to $34.4 million for the nine-month period ended September 30, 2000.  The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and the general slowdown in spending for information technology services, exacerbated by the events of September 11, 2001.

Cost of Revenues.  Cost of revenues decreased $1.8 million for the three month period ended September 30, 2001 to $5.4 million compared to $7.2 million for the three-month period ended September 30, 2000.  Cost of revenues decreased $7.7 for the nine month period ended September 30, 2001 to $16.7 million compared to $24.4 million for the nine month period ended September 30, 2000. Cost of revenues as a percentage of revenues increased 6.1% for the three month period ended September 30, 2001 to 74.8% when compared to 68.7% for the three-month period ended September 30, 2000. Cost of revenues as a percentage of revenues increased 2.1% for the nine month period ended September 30, 2001 when compared to the nine-month period ended September 30, 2000. The increase in cost of revenues as a percentage of revenues was due to lower utilization of resources attributable to our clients affected by the events of September 11, 2001 and immigration costs associated with billable consultants.

Gross Profit. Gross profit decreased to 25.2% as a percentage of revenues in the three- month period ended September 30, 2001 from 31.3% in the comparable period in 2000. Gross profit decreased to 26.9% as a percentage of revenues in the nine-month period ended September 30, 2001 from 29% for the comparable period in 2000. Again, the decrease in gross profit as a percentage of revenues was due to lower utilization of resources attributable to our clients affected by the events of September 11, 2001 and immigration costs associated with billable consultants.

Selling, General & Administrative Expenses. SG&A expenses decreased approximately 26% to $3.0 million in the three-month period ended September 30, 2001 from $4.1 million for the comparable period in 2000. The decrease in SG&A expenses resulted from the effect of cost cutting measures. SG&A as a percentage of revenue increased to 41.7% for the three month period ended September 30, 2001 from 38.8% for the comparable period in 2000, due to decreased revenues for the reasons outlined above. For the nine-month period ended September 30, 2001, SG&A expenses decreased 31% or $5.5 million from the comparable period in 2000. The decrease in SG&A expenses resulted from the effect of cost cutting measures and from $1.8 million in charges related to the relocation of corporate headquarters, severance and a reduction in facilities that occurred in 2000. This decrease was offset by expenses of $455,000 associated with the closing of the New York City office and the reduction of space in the Windsor, Connecticut facility and an additional reserve for bad debt of approximately $1.0 million associated with collection issues regarding certain accounts receivable. SG&A as a percentage of revenue increased to 53.4% for the nine month period ended September 30, 2001 from 51.4% for the comparable period in 2000. This increase was due to lower revenues in the nine-month period ended September 30, 2001 as compared to revenues in the comparable period in 2000, partially offset by the decrease in absolute dollars of SG&A expense.

Loss from Operations: Loss from operations for the three month period ended September 30, 2001 increased to $1.2 million as compared to a loss from operations of $0.8 million in the comparable period in 2000. As a percentage of revenues, the loss from operations for the three-month period ended September 30, 2001, increased to 16.5% compared to approximately 7.5% in the comparable period in 2000.  For the nine month period ended September 30, 2001 loss from operations decreased to $6 million from $7.7 million and loss from operations as a percentage of revenues increased to 26.4% from 22.3% in the comparable period in 2000. The decrease in loss from operations primarily resulted from the effect of cost cutting measures and from $1.8 million in charges related to the relocation of corporate headquarters, severance and a reduction in facilities that occurred in 2000. This decrease was offset by expenses of $455,000 associated with the closing of the New York City office and the reduction of space in the Windsor, Connecticut facility and an additional reserve for bad debt of approximately $1.0 million associated with collection issues regarding certain accounts receivable.

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $7.4 million at September 30, 2001 from $11.3 million at December 31, 2000.  Cash and equivalents and marketable debt securities were $4.6 million at September 30, 2001 compared to $6.4 million at December 31, 2000. The primary use of cash during the nine months ended September 30, 2001 was to fund the net loss of $6 million, partially offset by non-cash charges of $1.9 million related to depreciation and amortization and $1.2 million additional reserves for doubtful accounts. The Company’s accounts receivable were $4.9 million at September 30, 2001 and $7.4 million at December 31, 2000.  Billed days-sales outstanding, net of allowance for doubtful account were 63 days at September 30, 2001 and 73 days at December 31, 2000.  In order to fund operating cash flow requirements, the Company liquidated certain marketable securities generating proceeds of approximately $728,000 in the nine-month period ended September, 2001 and approximately $1.8 million in the nine-month period ended September 30, 2000.

The Company repurchased 849,123 shares of its outstanding common stock in both open market transactions and a block purchase for approximately $166,000 in the nine-month period ended September 30, 2001.  The Board of Directors had previously approved the repurchase of up to 2,000,000 shares of the outstanding common stock, and to date the Company has repurchased a total of 849,123 shares.

In August 1999 the Company entered into a loan and security agreement with Bank of America, the proceeds of which were to be used for general working capital. As of December 31, 2000 the Company had exceeded the net loss restrictions imposed under the agreement.  On April 4, 2001 Bank of America terminated this credit facility. The Company had no borrowings outstanding under this credit facility at that time.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations. Management believes that its cash equivalents and marketable securities are sufficient to fund operations for the next twelve months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing from a bank or other lender or selling debt or equity securities, which may result in further dilution to shareholders. However, the ability to sell debt or equity securities in the public marketplace may be more difficult in that the company’s stock is currently trade over-the-counter as opposed to the Nasdaq. The company has no bank credit currently in place. No assurance can be given that any such additional sources of financing will be available on acceptable terms.

New Accounting Pronouncements

See note 8 to Consolidated Financial Statements regarding the discussion of Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the period ended September 30, 2001, the Company did not experience any material changes in market risk exposures that materially change or affect the quantitative and qualitative disclosures presented in the Company’s 2000 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        The following is a list of exhibits filed as part of this Quarterly report on Form 10-Q:

Exhibit No.
Description of exhibits
3.1	Amended and Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2000.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998.)
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s S-1/a filed October 29, 1997.)
4.2

Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s  Form 8-K filed April 14, 2000.)

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000.)
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000.)

(b)   Reports on Form 8-K

The Company filed a Form 8-K current report with the Securities and Exchange Commission on October 9, 2001, reporting that the Company’s institutional investors continued to hold their positions in enherent common stock, despite reports to the contrary, which resulted from institutional investors not being required to report their holdings in enherent stock when the Company's common stock was delisted from trading on the National Association of Securities Dealers' National Market System on May 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE: November 8, 2001	BY	/s/ Dan S. Woodward
Dan S. Woodward
Chairman, President and Chief Executive Officer

DATE: November 8, 2001	BY	/s/ Jack D. Mullinax
Jack D. Mullinax
Chief Financial Officer

Exhibit Index:

Exhibit No.
Description of exhibits
3.1	Amended and Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K for the year ended December 31, 2000.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998.)
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s S-1/a filed October 29, 1997.)
4.2

Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s  Form 8-K filed April 14, 2000.)

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000.)
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000.)