Form 10-K
period 2001-12-31
ENHERENT CORP
filed 2002-03-22
CIK 1045560

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-23315

enherent Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3914972 (I.R.S. Employer Identification No.)
12300 Ford Road, Suite 450 Dallas, Texas (Address of principal executive offices)	75234 (Zip Code)

Registrant's telephone number, including area code: (972) 243-8345

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates of the registrant as of March 14, 2002, was approximately $2,975,372.

        The number of shares outstanding of each of the registrant's classes of Common Stock, as of March 14, 2002 was approximately 17,502,188 shares.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, to be held on May 10, 2002, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

        The following description of the business of enherent Corp. ("enherent" or the "Company") contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section and elsewhere in this Form 10-K, the words "anticipate," "believe," "expect," "estimate," "predict," "plan," "will," "should," "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in "Factors that May Affect Future Results" below.

GENERAL

        enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989. The Company was reincorporated in Delaware in 1996 as PRT Group Inc. The Company maintains its principal executive offices at 12300 Ford Road, Suite 450, Dallas, Texas 75234. The Company's telephone number is (972) 243-8345.

        enherent, in partnership with its clients and through the utilization of its Balanced Development MethodologySM, accelerates the design, development and delivery of discrete and seamless end-to-end solutions along the application development lifecycle. enherent addresses cross-industry business needs by focusing on the critical disciplines of project management, business requirements management and technology integration, while leveraging its intellectual capital to deliver scalable solutions that create value for its clients. On January 31, 2002, the Company had approximately 265 employees in the United States and in its near-shore Solution Center in Barbados, West Indies.

        enherent provides its services through two primary lines of business. The first—Application Development Lifecycle Solutions—enables clients to turn over to enherent the management of an application development project, application maintenance project, application production support function or an entire IT department—with a goal of improving efficiency and maximizing results. The second—IT Staffing—provides clients with access to a wide range of IT professionals to augment their staffing needs.

        enherent's near-shore, CMM Level 3 rated Solution Center in Barbados, West Indies provides centralized and comprehensive Application Development Lifecycle Solutions that combine skilled IT professionals and proven quality processes and knowledge management systems. enherent's Balanced Development MethodologySM is designed to ensure that its solutions meet industry standards while reflecting the realities of the client's business priorities. The Balanced Development Methodology is a dynamic approach that draws on four sources for setting and meeting quality goals for each solution component: rigorous quality principles based on the Software Engineering Institute's Capability Maturity Model (CMM); iRAD, enherent's own iterative rapid application development process; project management principles based on the Project Management Institute's Project Management Book of Knowledge (PMBOK); and the business value of the function as stated by the client.

        To strengthen quality measurement and control, enherent keeps its quality assurance teams independent from project management teams. It also maintains a proprietary, Lotus Notes-based Knowledge Asset DatabaseSM with best-practice methods, tool sets and work products that are available to all project teams.

IT Staffing

        enherent's IT Staffing delivers individual or team staffing with a focus on the critical disciplines of project management, business requirements management and application development, from legacy systems and client servers to Internet and network solutions. The Company provides specific industry expertise in the insurance, financial services, capital markets/banking, pharmaceutical and high-tech industry sectors. To keep skills sharp, the Company provides Internet-based and classroom training for employees.

Application Development Lifecycle Solutions

        enherent provides clients access to expert technical support without the expense and administrative burden of maintaining facilities and technology or adding full-time personnel. Application Development Lifecycle Solutions include: 1) Application Engineering—architecture, strategy and design services: 2) Application Development and Integration—business analysis, project management, planning, development, coding, testing and deployment services: and 3) Performance Optimization—improvement, maintenance, enhancement, and production support services.

Target Markets

        enherent supports cross-industry platforms and technologies with targeted industry sectors including insurance, financial services, banking and capital markets, pharmaceuticals, healthcare and high-tech. enherent is active in several geographic markets, including the northeastern United States, from Washington, D.C. to Maine; the central United States including Texas and Illinois; and the Caribbean and Latin America through enherent Solutions International in Barbados, West Indies.

        enherent focuses its marketing efforts primarily at Fortune 1000-sized companies with significant IT and application development business needs. For the 12 months ending Dec. 31, 2001, enherent's top 10 clients, listed alphabetically, were Aetna, ASCAP, Cigna, Guy Carpenter, Hartford Insurance, J.P. Morgan Chase, Mass Mutual, Pfizer, Prudential Insurance and SNET.

THE IT SERVICES INDUSTRY

        enherent believes that a number of key industry trends will continue to have a major influence on the worldwide IT services market and, therefore, on enherent's business.

General Business Conditions

        The current and continued economic recession and world events after the September 11, 2001 terrorist attacks on the United States coupled with the general macroeconomic drivers of the global economy have caused a significant negative impact on overall Information Technology spending. The market for application development services has demonstrated a continued decline throughout 2001 and the Company believes that at the present time there do not appear to be signs of recovery in the near-term.

Budget Constraints—IT Spending

        As a result of the general economic climate there are several significant trends that continue to affect spending on application development and IT staffing services. enherent believes that its existing and potential clients are experiencing reduced budgets and are choosing to delay and or cancel projects. In addition, the Company has faced a significant increase in price pressure as a result of overall budget constraints and the abundance of IT professionals in the core IT market space. In those industries hardest hit by the economic slowdown clients are implementing rate reductions without negotiation and in the Company's experience these reductions have approached greater than 10 percent of billing rates.

Vendor Management Organizations—Human Capital Management

        enherent has observed that throughout 2001 and with continuing momentum into 2002, companies increasingly are engaging Vendor Management Organizations (Human Capital Management) firms to assist them with managing and reducing their overall IT expenditures. As a result of this increase in Vendor Managed organizations the supplier side resource providers, such as enherent, are encountering the elimination of preferred vendor status, increased competition, reduced revenues and the advent of Vendor Management fees that are paid by the suppliers to the Vendor Managers. In the Company's experience these fees can range from 1% to greater than 5% of billing rates.

Application Integration Will Generate Business Innovation

        According to Gartner, January 2002, few enterprises can escape the need to integrate internal applications if they want to develop new business processes or exploit business-to-business trading-partner management. Nevertheless, many businesses have failed to invest seriously in developing an application-level network that provides unifying connectivity among people, application systems and devices across locations and business units. That highly integrated application-level network is the prerequisite for quick-change systems for business agility, for composite applications and for such sophisticated initiatives as real-time business activity monitoring (BAM). enherent believes that during 2002, leading-edge businesses will form integration competency centers and intensively pursue integration of applications both inside and outside the enterprise. In so doing, they will build an "enterprise nervous system" that will serve as a backbone for BAM, agile response and operational effectiveness. Application integration is an enabler of innovation and enherent's Application Development and Integration services provide the framework to implement leading edge integration competencies.

Software Engineering Challenges

        Software engineering organizations face significant challenges in delivering high-quality applications on time and on budget. Because software development is plagued with problems, the push for standards and benchmarks will continue to intensify. One system—the Capability Maturity Model (CMM) developed by the Software Engineering Institute at Carnegie Mellon University—has gained worldwide acceptance in the industry.

        CMM documents best practices for software development and provides an orderly plan for improving software development methods gradually. CMM defines a set of five maturity levels for software development organizations and details the attributes of each level. Level 1, the entry level, covers any software development process in existence. Level 5 characterizes a sophisticated software development organization that consistently produces high-quality results, on time and in budget. Level 5 organizations systematically improve themselves by self-examination and internal process tuning. Levels 2, 3 and 4 define various steps along the road to improvement. enherent has achieved Level 3 certification at its Barbados Solution Center.

FOREIGN OPERATIONS

        In addition to its United States operations, the Company has operations in the West Indies. (For additional information, see Footnote 14 in the Notes to Consolidated Financial Statements.)

COMPETITION

        The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of enherent include "Big Five" accounting firms, software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms as well as the internal IT staff of enherent's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value.

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

        As part of its confidentiality procedures, the Company typically enters into agreements with its employees, subcontractors and certain clients which limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that steps taken by the Company will be adequate to prevent misappropriation of its technology, that agreements entered into for that purpose will be enforceable or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Policing unauthorized use of the Company's proprietary rights is difficult. Any misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, results of operations or financial condition. The Company could incur substantial costs and management's attention could be diverted from the Company's operations in protecting and enforcing its intellectual property. Moreover, there can be no assurance that claims asserting that the intellectual property rights of the Company infringe on the intellectual property rights of others will not arise. There can be no assurance that such a claim will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringing intellectual property from a third party on commercially reasonable terms, if at all, in the event of an adverse determination. The Company typically has agreed to indemnify its customers and key suppliers for liability in connection with the infringement of a third party's intellectual property. While the Company is not currently subject to any such claims, any future claim, with or without merit, could result in material adverse effect on the Company's business, results of operations or financial condition.

RECENT DEVELOPMENTS

        Electronic Data Systems Corporation ("EDS") has informed enherent that EDS plans to de-emphasize the markets targeted under the terms of the reseller agreement announced by EDS and enherent on September 20, 2001. Therefore, enherent does not expect to derive significant revenue from that reseller agreement.

        On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement with The Travelers Indemnity Company ("The Travelers"). The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock.

Item 2. Properties

        The Company leases all of its facilities, consisting of approximately 52,000 square feet of space in three locations. enherent currently operates in three types of facilities: (i) Computer Software Engineering Centers (CSECs), (ii) sales and account management offices and (iii) administration and operations offices in Dallas, Texas; Windsor, Connecticut; and Barbados, West Indies. enherent has sales and account management offices located in Texas, and Connecticut. Currently, the Company operates one CSEC, located in Barbados, West Indies. At this time, the Company does not anticipate requiring additional space. In 2001, the Company was able to end the lease on a portion of its Windsor facility, reducing its leased square footage by approximately 11,000 square feet.

Item 3. Legal Proceedings

        A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000 claiming that at the time of his termination, he was entitled to stock options worth $3,000,000 or the stock option value in cash. enherent filed a Motion for Summary Judgment which was denied on November 13, 2001. A full evidentiary hearing will be held on June 20 and 21, 2002.

        On September 10, 2001 enherent filed a lawsuit in Federal District Court in Virginia for breach of contract to recover monies owed to enherent by Interior Systems, Inc. ("ISI") for services provided by enherent in the amount of approximately $785,000. On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000. enherent denied these allegations. In December 2001 the parties reached a settlement agreement whereby ISI will pay $250,000 to enherent. This settlement amount is to be paid in three installments, $150,000 on December 15, 2001 (payment received), $50,000 on or before May 31, 2002, and $50,000 on or before November 30, 2002.

        In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, including the above-mentioned Demand for Arbitration, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        The Common Stock of the Company is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ENHT." The Common Stock commenced trading on the Nasdaq National Market ("Nasdaq") on November 20, 1997 in connection with the underwritten initial public offering of shares of the Company's Common Stock at an initial price to the public of $13.00 per share (the "Offering"). On May 30, 2001 the Nasdaq delisted the Company's Common Stock from trading on the Nasdaq for failure to comply with Nasdaq's minimum bid price of $1.00 over the previous 30 consecutive trading days as required.

        Set forth below are the high and low sales prices as quoted on the Nasdaq for shares of the Common Stock for the periods indicated:

Fiscal Period	High	Low
2000
First Quarter	$6.50	$1.39
Second Quarter	$1.89	$0.85
Third Quarter	$1.25	$0.64
Fourth Quarter	$1.14	$0.28
2001
First Quarter	$1.06	$0.15
Second Quarter (through May 30)	$0.32	$0.11

        Set forth below is the high and low bid information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2001
Second Quarter (after May 30)	$0.18	$0.10
Third Quarter	$0.33	$0.07
Fourth Quarter	$0.26	$0.11

        The approximate number of stockholders of record of the Common Stock as of March 14, 2002 was approximately 3000 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 14, 2002 was $.17.

        The Certificate of Designations of the Company's Series A Senior Participating Redeemable Convertible Preferred Stock provides that, so long as any shares of Series A Senior Participating Redeemable Convertible Preferred Stock are outstanding, the Company may not pay dividends to holders of its Common Stock without the prior approval of the holders of ten percent (10%) of the shares of Series A Senior Participating Redeemable Convertible Preferred Stock then outstanding. The Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

        In August 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company's outstanding Common Stock. As of December 31, 2001 the Company had purchased approximately 849,000 shares of its outstanding Common Stock for approximately $166,000. On January 30, 2002, with the approval of the Board of Directors, the Company entered into a Stock Purchase Agreement to purchase 1,000,000 shares of its Common Stock for $200,000 in cash that were outstanding as a result of the conversion of 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock.

Item 6. Selected Financial Data

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)

	Years Ended December 31
	1997	1998	1999	2000	2001
Statement of Operations Data:
Revenues	$59,816	$85,607	$65,359	$43,697	$29,684
Cost of revenues	40,898	64,096	47,815	30,753	21,760

Gross profit	18,918	21,511	17,544	12,944	7,924
Selling, general and administrative expenses	19,332	34,214	31,441	21,787	14,717
Restructuring charges and impairment of goodwill	—	—	7,483	—	14,974

Loss from operations	$(414)	$(12,703)	$(21,380)	$(8,843)	$(21,767)
Other income (expense)	(139)	663	165	311	29

Net loss	$(553)	$(12,040)	$(21,215)	$(8,532)	$(21,738)
Preferred stock dividends and accretion	758	—	—	5,474	511

Net loss available to common shareholders	$(1,311)	$(12,040)	$(21,215)	$(14,006)	$(22,249)

Basic and Diluted loss per Common share	$(.09)	$(.66)	$(1.16)	$(.76)	$(1.26)

Weighted average common shares and equivalents outstanding	14,728,087	18,213,252	18,274,705	18,347,244	17,707,916

	December 31
	1997	1998	1999	2000	2001
Balance Sheet Data:
Working capital	$51,253	$23,577	$9,034	$11,322	$7,104
Total assets	75,914	62,782	40,535	33,530	10,414
Current portions of long-term obligations	400	456	227	16	21
Long-term obligations, less current portions	2,738	1,424	1,135	28	20
Total liabilities	11,825	10,395	9,264	3,156	1,944
Series A senior participating redeemable convertible preferred stock	—	—	—	5,258	5,769
Total stockholders' equity (deficit)	64,089	52,387	31,271	25,116	2,701

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operation" contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section or elsewhere in this Form 10-K, the words "anticipate," "believe," "expect," "estimate," "predict," "plan," "will," "should," "intend" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below under the caption "Factors That May Affect Future Results."

Results of Operations

        The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	73.2	70.4	73.3

Gross profit	26.8	29.6	26.7
Selling, general and administrative expenses	48.1	49.9	49.6
Restructuring charges and impairment of goodwill	11.4	—	50.4

Loss from operations	(32.7)	(20.3)	(73.3)
Other income (expense)	.2	.7	.1
Net loss	(32.5)	(19.6)	(73.2)
Preferred stock dividends and accretion	—	12.5	1.7
Net loss available to common shareholders	(32.5)%	(32.1)%	(74.9)%

Fiscal Year 2001 Compared to Fiscal Year 2000

        Revenues.    Revenues decreased approximately 32.1% to $29.7 million in fiscal year 2001 from $43.7 million in fiscal year 2000. The decrease in revenue was the result of several projects coming to an end, the non-renewal of certain client assignments and lower rates realized for billable consultants.

        Cost of Revenues.    Cost of revenues decreased approximately 29.2% to $21.8 million in fiscal year 2001 from $30.8 million for the comparable period in 2000. As a percentage of revenues, cost of revenues increased to approximately 73.3% in fiscal year 2001 from approximately 70.4% for fiscal year 2000. The increase in cost of revenues as a percentage of revenues was due to lower rates realized for billable consultants.

        Gross Profit.    For the reasons set forth above, gross profit decreased as a percentage of revenues to approximately 26.7% in 2001 from 29.6% for the comparable period in 2000.

        Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately 32.5% to $14.7 million in fiscal year 2001 from $21.8 million for the comparable period in 2000. As a percentage of revenues, SG&A expenses decreased to approximately 49.6% in fiscal year 2001 from approximately 49.9% for the comparable period in 2000. The decrease in SG&A expenses resulted from cost cutting measures implemented in 2000 and 2001, offset by an increase in bad debt expense of approximately $.8 million.

        Restructuring Charges and Impairment of Goodwill.    Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the Computer Management Resources, Inc. ("CMR") and Advanced Computing Techniques, Inc. ("ACT") acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001.

        Loss from Operations.    For the reasons set forth above, loss from operations for the fiscal year 2001 was $21.8 million compared to a loss of $8.8 million in the comparable period in 2000. As a percentage of revenues, the loss from operations for the fiscal year 2001 was approximately (73.3)% compared to approximately (20.3)% in the comparable period in 2000.

        Other Income (Expense).    Other income (expense) includes interest income, interest expense and miscellaneous income (expense). Interest income decreased 51.5% to $206,000 in 2001 from $425,000 in 2000. This decrease in interest earned was due to lower cash balances and the sale of marketable securities. Interest expense decreased $187,000 in 2001 due to the retirement of a promissory note in the second quarter of 2000 and no borrowings against the credit facility. In 2001, miscellaneous expense includes a loss on the disposal of certain fixed assets related to office closures.

        Preferred Stock Dividends and Accretion.    Preferred Stock Dividends decreased $5.2 million in 2001 due to the sale of 8,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock by the Company in the second quarter of 2000, at a price below the then current market price of the Company's common stock. This discount, aggregating approximately $5.2 million, was deemed a dividend on Preferred Stock. The Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion increased $.2 million in 2001 due to a full year of expense in 2001 compared to a partial year in 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

        Revenues.    Revenues decreased approximately 33.1% to $43.7 million in fiscal year 2000 from $65.4 million in fiscal year 1999. The decrease in revenue was a result of the continuing effects in 2000 of shedding low-margin business in 1999, the reduced number of billable consultants, a general slowdown in the industry and the completion and non-renewal of certain assignments.

        Cost of Revenues.    Cost of revenues decreased approximately 35.7% to $30.8 million in fiscal year 2000 from $47.8 million for the comparable period in 1999. As a percentage of revenues, cost of revenues decreased to approximately 70.4% in fiscal year 2000 from approximately 73.2% for fiscal year 1999. The decrease in cost of revenues as a percentage of revenues was due to higher utilization and billable rates realized for e-business assignments offset partially by lower margins realized in the outsourcing solutions business.

        Gross Profit.    For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 29.6% in 2000 from 26.8% for the comparable period in 1999.

        Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately 30.7% to $21.8 million in fiscal year 2000 from $31.4 million for the comparable period in 1999. As a percentage of revenues, SG&A expenses increased to approximately 49.9% in fiscal year 2000 from approximately 48.1% for the comparable period in 1999. In 2000, enherent incurred $1.8 million in charges related to the relocation of its Hawthorne, New York office to Dallas, Texas and the reduction of its delivery capabilities in its computer software engineering centers, offset by $700,000, the unused portion of the $7.5 million restructuring charge in 1999. The year-to-year reduction was due primarily to personnel and facility cost reductions.

        Restructuring Charges and Impairment of Goodwill.    In 1999 the Company incurred $7.5 million in restructuring charges comprised of $2 million in severance costs, $3 million in office closures and $2.5 million for the write-off of goodwill related to the acquisition of the Institute for Software Process Improvement, Inc. Furthermore, the Company moved its headquarters to Windsor, Connecticut and converted its former Manhattan headquarters to a smaller sales office and sublet the excess space in the former headquarters. In 1999, the Company was unable to sublet the unproductive portion of the Hartford Software Engineering Center leased by the Company and estimated that it would take 18-24 months to sublease, which accounted for a provision of approximately $786,000 remaining at December 31, 1999. The Company was able to terminate this lease effective in June 2000. Additional provisions for restructuring charges remained as of December 31, 1999 consisting of legal and brokers' fees related to the sublease of the Hartford space of approximately $213,000, continuing severance and related costs of approximately $520,000, closure of India operations of approximately $59,000 and sublease of a portion of the New York City office of approximately $81,000. The Company completed the planned restructuring, however, approximately $700,000 of the amount accrued in 1999 was not required and has been included in Selling, General and Administrative expenses in 2000.

        Loss from Operations.    For the reasons set forth above, loss from operations for the fiscal year 2000 was $8.8 million compared to a loss of $21.4 million in the comparable period in 1999. As a percentage of revenues, the loss from operations for the fiscal year 2000 was approximately (20.3)% compared to approximately (32.7)% in the comparable period in 1999.

        Other Income (Expense).    Interest income increased 15.5% to $425,000 from $368,000 due to the investing of the cash received in connection with the issuance of the 8,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. In 2000, miscellaneous income includes a gain on the sale of certain fixed assets of $.1 million.

        Preferred Stock Dividends and Accretion.    In 2000, the Company sold 8,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock at a price below the then current market price of the Company's common stock. This discount, aggregating approximately $5.2 million, was deemed a dividend on Preferred Stock. The Preferred Stock is being accreted to its liquidation value at April 12, 2005.

Quarterly Results

        The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2001. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consist only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three Months Ended
	Mar 31, 2000	June 30, 2000	Sept 30, 2000	Dec 31, 2000	Mar 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001
	(In Thousands)
Statement of Income Data:
Revenues	$12,057	$11,739	$10,587	$9,314	$8,164	7,402	7,262	$6,856
Cost of revenues	8,713	8,439	7,268	6,333	5,979	5,273	5,431	5,077

Gross profit	3,344	3,300	3,319	2,981	2,185	2,129	1,831	1,779
Selling, general and administrative	6,456	7,090	4,113	4,128	5,371	3,783	3,026	2,537
Restructuring charges and impairment of goodwill	—	—	—	—	—	—	—	14,974

Loss from operations	$(3,112)	$(3,790)	$(794)	$(1,147)	$(3,186)	$(1,654)	$(1,195)	$(15,732)
Other income (expense)	70	17	112	112	(222)	159	55	37

Net loss	(3,042)	(3,773)	(682)	(1,035)	(3,408)	(1,495)	(1,140)	(15,695)
Preferred stock dividends and accretion	—	5,243	113	118	121	126	130	134

Net loss available to common shareholders	$(3,042)	$(9,016)	$(795)	$(1,153)	$(3,529)	$(1,621)	$(1,270)	$(15,829)

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.3	71.9	68.7	68.0	73.2	71.2	74.8	74.1

Gross profit	27.7	28.1	31.3	32.0	26.8	28.8	25.2	25.9
Selling, general and administrative	53.5	60.4	38.8	44.3	65.8	51.1	41.7	37.0
Restructuring charges and impairment of goodwill	—	—	—	—	—	—	—	218.4

Loss from operations	(25.8)	(32.3)	(7.5)	(12.3)	(39.0)	(22.3)	(16.5)	(229.5)
Other income (expense)	.6	.1	1.1	1.2	(2.7)	2.1	.8	.5

Net loss	(25.2)	(32.1)	(6.4)	(11.1)	(41.7)	(20.2)	(15.7)	(229.0)
Preferred stock dividends and accretion	—	44.7	1.1	1.3	1.5	1.7	1.8	2.0

Net loss available to common shareholders	(25.2)%	(76.8)%	(7.5)%	(12.4)%	(43.2)%	(21.9)%	(17.5)%	(230.9)%

Liquidity and Capital Resources

        The Company's working capital decreased to $7.1 million at December 31, 2001 from $11.3 million at December 31, 2000. Cash and equivalents were $5.3 million at December 31, 2001 compared to $6.4 million at December 31, 2000. The primary uses of cash during the year ended December 31, 2001 were to fund the cash used in operations as a result of the net operating loss of $21.7 million and a decrease in accounts payable, accrued compensation and other accrued expenses of $1.1 million, partially offset by a decrease in accounts receivable of $2.8 million.

        The Company anticipates that its primary uses of working capital in the near term will be to fund current operations. The Company continues to review the costs associated with operating its business. The Company believes that it's current cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy it's liquidity requirements, the Company may seek to sell additional equity or debt securities or establish a credit facility. Currently the Company does not have a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. The Company cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Critical Accounting Policies

        In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policies as those most important to the portrayal of its financial condition and those that require the most subjective judgement. Although the Company believes that its estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Revenue Recognition

        Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. Revenue is recognized on a time and materials basis and calculated from a consultant's time sheet and expense report. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price contracts is recognized using the percentage of completion method. In 2001, less than one percent of the Company's revenues were from fixed price contracts.

Accounts Receivable—Allowance for Doubtful Accounts

        The Company's accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. Because our accounts receivables typically are unsecured, the Company periodically evaluates the collectability of these accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history and third-party credit analysis reports. In cases where the evidence suggests a customer may not be able to satisfy its obligations, the Company sets up a specific reserve in an amount determined to be appropriate for the perceived risk.

Goodwill

        In assessing the recoverability of the Company's goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the CMR and ACT acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001, reducing the balance of goodwill to zero.

Deferred Taxes

        For U.S. federal income tax purposes, at December 31, 2001, the Company had a net loss carryforward of approximately $32.2 million which begins to expire in 2018. Due to the uncertainty of our ability to utilize these deferred tax assets, the Company has provided a valuation allowance to offset these deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation could have a significant positive impact on net income.

FACTORS THAT MAY AFFECT FUTURE RESULTS

General Business Conditions

        The current and continued economic recession and world events after the September 11, 2001 terrorist attacks on the United States coupled with the general macroeconomic drivers of the global economy have caused a significant negative impact on overall Information Technology spending. The market for application development services has demonstrated a continued decline throughout 2001 and the Company believes that at the present time there do not appear to be signs of recovery in the near-term. The Company's business could be impacted by customer actions to delay, reduce in scope or cancel orders for the Company's services. There can be no assurance that there will be continued demand for the Company's services, which could have a material adverse effect on the Company's business, operating results and financial condition.

Budget Constraints—IT Spending

        As a result of the general economic climate there have been several significant trends that continue to affect spending on application development and IT staffing services. enherent believes that its existing and potential clients are experiencing reduced budgets and are choosing to delay and or cancel projects. In addition there has been a significant increase in price pressure as a result of overall budget constraints and the abundance of IT professionals in the core IT market space. In those industries hardest hit by the economic slowdown clients are implementing rate reductions without negotiation. In the Company's experience, these reductions have approached greater than 10 percent of billing rates.

Vendor Management Organizations—Human Capital Management

        enherent has observed that throughout 2001 and with continuing momentum into 2002, companies increasingly are engaging Vendor Management Organizations (Human Capital Management) firms to assist them with managing and reducing their overall IT expenditures. As a result of this increase in Vendor Managed organizations the supplier side resource providers, such as enherent, are encountering the elimination of preferred vendor status, increased competition, reduced revenues and the advent of Vendor Management fees that are paid by the suppliers to the Vendor Managers. In the Company's experience these fees can range from 1% to greater than 5% of billing rates.

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

Risks Associated with International Operations

        During the years ended December 31, 1999, 2000 and 2001, the percentage of the Company's revenue generated outside the United States was 8.3%, 8.6% and 9.7%, respectively. There were no revenues generated by the Company outside the United States prior to 1995. The Company's international operations depend greatly upon business, immigration and technology transfer laws in those countries and upon the continued development of the local technology infrastructure. As a result, the Company's business is subject to the risks generally associated with non-United States operations including, among other things: (i) unexpected changes in regulatory environments; (ii) difficulties in managing international operations; (iii) potential adverse foreign tax consequences, including impact upon repatriation of earnings; (iv) tariffs and other trade barriers and (v) political unrest and changing conditions in countries in which the Company's services are provided or facilities are located. In addition, although nearly all of the Company's foreign sales are payable in U.S. Dollars, there can be no assurance that the Company's future contracts will be payable in U.S. Dollars; to the extent that the Company's future contracts are payable in foreign currencies, the Company could be exposed to fluctuations in currency exchange rates. Although the Company does not engage in currency-hedging transactions, to date the Company has not sustained any foreign currency losses. If any of the above factors were to render the conduct of business in a particular country undesirable or impracticable, there could be a material adverse effect on the Company's business, operating results and financial condition.

        enherent has operated its Barbados CSEC for approximately five years. enherent believes Barbados is one of the most stable countries in the Caribbean with a long tradition of democracy. The Company currently has good relations with the government of Barbados. While enherent (Barbados) Ltd. ("enherent Barbados") is an international business company incorporated under the laws of Barbados, enherent has negotiated special incentives with the government of Barbados including, among other things, certain advantageous tax rates, an exclusivity and non-compete agreement (which expires in 2011) and the ability to secure an unlimited number of employee work permits and visas. There is no guarantee that this relationship will continue or that these special incentives will not be curbed or eliminated. While the Company believes that the expiration of the non-compete agreement will not have a material adverse effect on enherent's business, operating results or financial condition, there can be no assurance that this will be the case. If the government of Barbados were to take any such action in the future, it could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Operating History; Losses

        The Company has a limited operating history and has incurred losses from the year ended December 31, 1995 through the year ended December 31, 2001. In order to operate profitably in the future, the Company must accomplish some or all of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients, (ii) develop and realize additional revenue sources or (iii) reduce costs of providing services or (iv) control operating expense.

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

Concentration of Revenues

        In fiscal year 2001, approximately 68% of the Company's revenues were derived from five clients with one client accounting for approximately 20% of the Company's revenues in 2001, 14% of the Company's revenue in 2000 and 11% of the Company's revenue in 1999. During each of fiscal years 1999 and 2000, approximately 53% of the Company's revenues were derived from its five largest clients.

        Certain stockholders of the Company are significant enherent clients. Although the Company has no reason to expect it, a client-stockholder could be less inclined to maintain the same volume of business with the Company in the future if such client-stockholder were to sell most or all of its shares of enherent Common Stock.

Potential Liability to Clients

        Many of the Company's engagements involve services that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Although the Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. Additionally, the Company's attempts to contractually reduce liability with many of its largest clients have met with limited success. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse effect on the client's operations and, therefore, could give rise to claims against the Company or damage the Company's reputation, which could have a material adverse effect on the Company's business, operating results and financial condition.

Reliance on Key Personnel

        The Company's future success depends on the continued services of certain key management personnel, in particular, Dan S. Woodward, Chief Executive Officer, George Warman, Chief Financial Officer and EVP, and Robert D. Merkl, Chief Operating Officer and President, each of whom has entered into an employment agreement with enherent. In addition, the Company's growth depends on its ability to attract and retain capable management personnel. Failure to do so or the loss of either of Messrs. Woodward, Warman or Merkl could have a material adverse effect on the Company's business, operating results and financial condition.

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

Fixed-Price Engagements

        The Company principally bills for its services on a time-and-materials or line-of-code basis. The Company occasionally has entered into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While the Company's business, operating results and financial condition have not been materially adversely affected by any failure of the Company to complete a fixed-price engagement within budget in the past and the Company does not anticipate any such failure in the future, any such failure could expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Competition

        The Company experiences intense competition. The market for services such as those enherent offers is very broad and such services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, enherent. Additionally, in certain sectors of the Company's business, particularly IT Services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to the Company, enherent's ability to compete effectively will increasingly depend upon the quality and price of its services. Competition could have a material adverse effect on the Company's business, operating results and financial condition.

United States Government Regulation of Immigration

        The Company recruits employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2001, approximately 22% of enherent's worldwide workforce was working under such temporary work permits in the United States. Although, to date, enherent has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the United States Immigration and Naturalization Service. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of the Company to retain work permit employees in the United States or employees working under work permits in other countries, could increase the

Company's cost of recruiting and retaining the requisite number of IT professionals, which could have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property Rights

        In order to protect its proprietary rights in its various intellectual properties, the Company currently relies on copyrights, trade secrets and unpatented proprietary know-how that may be duplicated by others. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. As a signatory to the Berne Convention, an international treaty, the government of Barbados has agreed to recognize protections on copyrighted materials conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and Barbados are adequate to protect it from misappropriation or unauthorized use of its intellectual property. However, there can be no assurance that such laws will not change and, in particular, that the laws of Barbados will not change in ways that may prevent or restrict the transfer of software components, libraries and tool sets from Barbados to the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, or that the Company will be able to deter unauthorized use and take appropriate steps to enforce its rights. In addition, the failure of such protective measures could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent's technology. The Company presently holds no patents or registered copyrights, but enherent has several registered trademarks for "enherent" and the enherent logo. Although the Company believes that its intellectual property rights, including intellectual property rights licensed from third parties by the Company, do not infringe on the intellectual property rights of others, there can be no assurance that: (i) such a claim will not be asserted against the Company in the future; (ii) assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms; or (iii) any of enherent's software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of the Company's competitors. The Company expects that the risk of infringement claims against the Company will increase if more of enherent's competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Control by Principal Stockholders

        As of December 31, 2001, Douglas K. Mellinger, Gregory S. Mellinger and Paul L. Mellinger owned approximately 23% of the outstanding shares of voting equity securities and therefore had significant control of the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

        Douglas K. Mellinger is a former Chairman of the Board of Directors and former Chief Executive Officer of enherent. Douglas K. Mellinger beneficially owns approximately 8% of the Company's voting equity securities. Gregory S. Mellinger is a former Chief Operating Officer, Director and President of the Company's Professional Services division. Gregory S. Mellinger beneficially owns approximately 7% of the Company's voting equity securities. Paul L. Mellinger, brother of Douglas and Gregory Mellinger, is not and never has been an employee of the Company. Paul Mellinger owns approximately 8% of the Company's voting equity securities.

        In March 2000, the Company received an exemption from the Nasdaq Stock Market pursuant to NASD Rule 4460 to permit the Company to issue Common Stock equivalents in excess of 20% of enherent's outstanding shares in the investment described herein without shareholder approval.

        enherent accepted the proposal of two existing shareholders of the Company, Tudor Investment Corporation and The Travelers, which was designed to allow enherent to receive an immediate infusion of equity capital to meet its working capital needs.

        enherent entered into a Securities Purchase Agreement with Tudor Investment Corporation, The Travelers and EGF Eurofinancial Investment Company for $8,000,000 in working capital funding in exchange for the private placement of enherent Series A Senior Participating Redeemable Convertible Preferred Stock and Warrants. Under the terms of the Agreement, the Company's Series A Senior Participating Redeemable Convertible Preferred Stock was purchased at a price per share of $1.00. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to adjustment under certain circumstances. The Company would further issue to the investors Warrants to purchase four million shares of Common Stock, subject to adjustment under certain circumstances, at an exercise price of $1.00 per share.

        As a consequence of the Tudor Investment Corporation's purchase of Series A Senior Participating Redeemable Convertible Preferred Stock and Tudor's ownership of Common Stock, Tudor owns approximately 18% of the Company's voting equity securities. Tudor's Series A preferred shares vote on an as-converted basis, representing approximately 15% of the Company's voting equity securities.

        The Travelers (through its ownership of Common Stock and purchase of Series A Senior Participating Redeemable Convertible Preferred Stock) owns approximately 17% of the Company's voting equity securities. The Travelers' Series A preferred shares vote on an as-converted basis, representing approximately 15% of the Company's voting equity securities.

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

Shares Eligible for Future Sale; Registration Rights

        As of December 31, 2001, the Company had an aggregate of 17,502,188 shares of Common Stock and Non-Voting Common Stock outstanding, 16,794,618 of which were freely tradable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 707,570 shares in the aggregate of Common Stock and Non-Voting Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. Furthermore, on January 27, 2000, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock reserved for issuance to employees who elect to purchase such Common Stock as an investment option under the Company's Stock Option Plan.

        Tudor owns approximately 28% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). The shares of Common Stock issuable upon conversion of the Convertible Preferred Stock have been registered under an effective registration statement and can be resold upon conversion of the Convertible Preferred Stock. Similarly, The Travelers owns approximately 27% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). Again, the shares of Common Stock issuable upon conversion of the Convertible Preferred Stock have been registered under an effective registration statement and can be resold upon conversion of the Convertible Preferred Stock. The Company cannot predict the effect that future sales of stock, especially by Tudor or Travelers, will have on the market price of enherent Common Stock prevailing from time to time. Sales of substantial amounts of enherent Common Stock (including shares issued upon the conversion of the Convertible Preferred Stock or the exercise of stock options or Warrants), and even the perception that such sales could occur, may adversely affect prevailing market prices for enherent Common Stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        Our accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 5, 2002 (the "2001 Proxy Statement").

Item 11. Executive Compensation

        The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2001 Proxy Statement.

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
	(3)	Exhibits
Exhibit No.	Description
3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company's Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (filed herewith).
4.2
Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed April 14, 2000).
4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed April 14, 2000).
10.1	Employment Agreement between Dan Woodward and the Company dated May 17, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed April 4, 2001).
10.2	Employment Agreement between Jack Mullinax and the Company dated August 1, 1999 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed April 4, 2001).
10.3
Addendum to Employment Agreement between Jack Mullinax and the Company dated July 23, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed August 6, 2001).
10.4	Employment Agreement between George Warman and the Company dated November 1, 2000 (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed April 4, 2001).

10.5	Employment Agreement between Robert D. Merkl and the Company dated November 1, 2000 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 6, 2001).
10.6	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Form S-8 filed January 22, 1998).
10.7	Stock Purchase Agreement between Travelers Indemnity Company and enherent, dated January 30, 2002. (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP, dated March 20, 2002 (filed herewith).
  (4)
  Current reports on Form 8-K

        On October 24, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 5 related to equity holdings by enherent's institutional investors. This Current Report on Form 8-K did not include financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHERENT CORP.
Date: March 22, 2002	By:	/s/ DAN S. WOODWARD Dan S. Woodward Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: March 22, 2002	By:	/s/ DAN S. WOODWARD Dan S. Woodward Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 22, 2002	By:	/s/ ROBERT D. MERKL Robert D. Merkl President and Chief Operating Officer (Principal Operating Officer)
Date: March 22, 2002	By:	/s/ GEORGE WARMAN George Warman Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 22, 2002	By:	/s/ MICHAEL ENTHOVEN Michael Enthoven Director
Date: March 22, 2002	By:	/s/ ROBERT P. FORLENZA Robert P. Forlenza Director
Date: March 22, 2002	By:	/s/ DOUGLAS K. MELLINGER Douglas K. Mellinger Director

Date: March 22, 2002	By:	/s/ ISAAC SHAPIRO Isaac Shapiro Director
Date: March 22, 2002	By:	/s/ IRWIN J. SITKIN Irwin J. Sitkin Director
Date: March 22, 2002	By:	/s/ JACK L. RIVKIN Jack L. Rivkin Director
Date: March 22, 2002	By:	/s/ RONALD E. WEINBERG Ronald E. Weinberg Director

Exhibit 1.1

enherent Corp. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
enherent Corp.

        We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of enherent Corp. and Subsidiaries at December 31, 2000 and 2001, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Dallas, Texas February 15, 2002

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Number of Shares)

	December 31
	2000	2001
Assets
Current assets:
Cash and equivalents	$5,628	$5,269
Marketable securities	728	—
Accounts receivable, net of allowance of $700 in 2000 and $256 in 2001	7,397	3,208
Prepaid expenses and other current assets	576	460

Total current assets	14,329	8,937
Fixed assets, net	3,214	1,382
Goodwill, net	15,886	—
Other assets	101	95

Total assets	$33,530	$10,414

Liabilities and stockholders' equity
Current liabilities:
Accrued compensation	$740	$680
Accounts payable and other accrued expenses	2,154	988
Current portion of capital lease obligations	16	21
Deferred revenue	97	144

Total current liabilities	3,007	1,833
Capital lease obligations, net of current portion	28	20
Deferred rent	121	91

Total liabilities	3,156	1,944
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares; 8,000,000 issued and outstanding at December 31, 2000 and at December 31, 2001	5,258	5,769
Common stockholders' equity:
Common stock, $0.001 par value; authorized—50,000,000 shares; issued and outstanding—18,351,311 shares at December 31, 2000: issued—18,351,311 shares, outstanding—17,502,188 shares at December 31, 2001	18	18
Additional paid-in capital	94,212	94,212
Treasury stock, at cost—849,123 shares	—	(166)
Accumulated deficit	(69,114)	(91,363)

Total common stockholders' equity	25,116	2,701

Total liabilities and stockholders' equity	$33,530	$10,414

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Years ended December 31
	1999	2000	2001
Revenues	$65,359	$43,697	$29,684
Cost of revenues	47,815	30,753	21,760

Gross profit	17,544	12,944	7,924
Selling, general and administrative expenses	31,441	21,787	14,717
Restructuring charges and impairment of goodwill	7,483	—	14,974

Loss from operations	(21,380)	(8,843)	(21,767)
Other income (expense):
Miscellaneous income (expense)	(38)	96	(154)
Interest expense	(165)	(210)	(23)
Interest income	368	425	206

Net loss	(21,215)	(8,532)	(21,738)
Preferred stock dividends and accretion	—	5,474	511

Net loss available to common stockholders	$(21,215)	$(14,006)	$(22,249)

Basic and diluted net loss per share	$(1.16)	$(.76)	$(1.26)

Number of shares used in computing basic and diluted net loss per share	18,275	18,347	17,708

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 1999, 2000 and 2001

(In Thousands, Except Number of Shares)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount				Total
Balance at December 31, 1998	18,245,571	$18	$86,262	$(33,893)	$—	$52,387
Net loss	—	—	—	(21,215)	—	(21,215)
Exercise of stock options	38,071	99	—	99

Balance at December 31, 1999	18,283,642	18	86,361	(55,108)	—	31,271
Net loss	—	—	—	(8,532)	—	(8,532)
Exercise of stock options	67,669	—	210	—	—	210
Issuance of preferred shares and common stock warrants, net of issuance costs	—	—	2,475	—	—	2,475
Dividends on preferred stock	—	—	5,166	(5,166)	—	—
Accretion of preferred stock	—	—	—	(308)	—	(308)

Balance at December 31, 2000	18,351,311	18	94,212	(69,114)	—	25,116
Net loss	—	—	—	(21,738)	—	(21,738)
Purchase of treasury stock	(849,123)	—	—	—	(166)	(166)
Accretion of preferred stock	—	—	—	(511)	—	(511)

Balance at December 31, 2001	17,502,188	$18	$94,212	$(91,363)	$(166)	$2,701

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31
	1999	2000	2001
Cash flows from operating activities
Net loss	$(21,215)	$(8,532)	$(21,738)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
Depreciation and amortization	4,840	3,694	2,345
Loss on disposal of fixed assets	1,719	1,231	450
Loss on the sale of marketable securities	—	56	—
Provision for doubtful accounts	411	581	1,369
Goodwill impairment	2,517	—	14,974
Deferred rent	(36)	(265)	(30)
Changes in operating assets and liabilities:
Accounts receivable	5,516	734	2,820
Prepaid expenses and other current assets	903	627	116
Other assets	98	287	6
Accrued compensation	(1,260)	(1,610)	(60)
Accounts payable and other accrued expenses	562	(2,380)	(1,166)
Deferred revenue	121	(535)	47

Net cash used in operating activities	(5,824)	(6,112)	(867)

Cash flows from investing activities
Purchases of fixed assets	(2,423)	(679)	(18)
Purchases of marketable securities	(1,756)	—	—
Sales of marketable securities	555	1,026	728
Proceeds from sale of fixed assets	67	24	—
Return of cash paid for ISPI acquisition	80	—	—

Net cash (used in) provided by investing activities	(3,477)	371	710

Cash flows from financing activities
Repayment of note payable	—	(1,000)	—
Exercise of stock options	99	210	—
Purchase on treasury stock	—	—	(166)
Principal payments under capital lease obligations	(518)	(318)	(36)
Issuance of preferred shares and common stock warrants, net of issuance costs	—	7,425	—

Net cash (used in) provided by financing activities	(419)	6,317	(202)

Net (decrease) increase in cash and equivalents	(9,720)	576	(359)
Cash and equivalents at beginning of period	14,772	5,052	5,628

Cash and equivalents at end of period	$5,052	$5,628	$5,269

Supplemental disclosure of cash flow information
Interest paid	$191	$210	$23

Income taxes paid	$98	$—	$—

Noncash financing activities
Acquisition of fixed assets through capital leases	$—	$—	$33

See accompanying notes.

enherent Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 1999, 2000 and 2001

1.    Description of Business

        The accompanying consolidated financial statements include the accounts of enherent Corp. ("enherent") and its wholly owned subsidiaries (collectively, the "Company"), formerly PRT Group Inc. and subsidiaries ("PRT"). enherent is a provider of information technology services including strategic consulting, project solutions and staff augmentation principally to industries including insurance, financial services, banking and capital markets.

        On July 2, 2000, PRT received shareholder approval to change its name from PRT Group Inc. to enherent Corp. and received approval from Nasdaq to trade its listed shares under the ticker symbol ENHT (changed from PRTG). The Company amended its charter to reflect the name change on July 13, 2000.

        The Company has sales and account management offices located in Connecticut and Texas and sales locations in Connecticut, the New York/New Jersey area, Florida, Texas, and Washington, D.C. The Company has a Solutions Center in Barbados, West Indies and serves clients throughout the United States. During 2000, the Company relocated its corporate headquarters to Dallas, Texas.

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

Research and Software Development Costs

        The Company expenses as incurred or capitalizes costs incurred to develop new software products in accordance with the Statement of Position 98-1, "Accounting for the Cost of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary and post-implementation stages of an internal use software project are expensed as incurred and that certain costs incurred in the application development stage of the project be capitalized. No research and software development costs were capitalized in 1999, 2000 and 2001

Fair Value of Financial Instruments

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

Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Goodwill

        Goodwill was being amortized over 20 years using the straight-line method. The Company systematically reviews the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. If it is determined that impairment exists, the future cashflows are discounted to determine the impairment amount. Any impairment is charged to expense when such determination is made. Based on the results of this analysis in 2001 it was determined that goodwill was impaired and a charge of $14,974,000 was recorded (see note 7).

Net Loss Per Share

        The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Accordingly basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the redeemable convertible preferred stock (using the if converted method) and related warrants and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation if their effect is anti-dilutive.

        The following is a summary of the calculation of loss per share (in thousands, except per share data):

	Years Ended December 31
	1999	2000	2001
Numerator:
Net loss applicable to common shareholders	$(21,215)	$(14,006)	$(22,249)
Denominator:
Weighted average shares outstanding	18,275	18,347	17,708
Basic and diluted loss per share	$(1.16)	$(.76)	$(1.26)

        The Company has excluded the impact of the redeemable convertible preferred stock and related warrants and stock options outstanding under the Company's Stock Option Plan as the effect of including such shares would be anti-dilutive.

Stock-Based Compensation

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivables. Concentrations of credit risk with respect to accounts receivable are limited due to the creditworthiness of customers comprising the Company's customer base. Management regularly monitors the creditworthiness of its customers and generally requires no collateral. Management believes that it has adequately provided for any exposure to potential credit losses.

3.    Cash Equivalents and Marketable Securities

        The following is a summary of the Company's marketable securities, which are classified as cash equivalents and marketable securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2000 Cash Equivalents	$4,039	$—	$—	$4,039
Marketable Debt Securities:
Commercial Paper	728	—	—	728

Total	$4,767	$—	$—	$4,767

        At December 31, 2001 there are no marketable securities included in cash and cash equivalents. All of the Company's investments in debt securities are classified as held-to-maturity and, at December 31, 2000, have scheduled maturities of less than one year. The gross realized loss on the sale of marketable securities was $56,000 in 2000. There were no gross realized gains or losses on sales of marketable securities during 2001.

4.    Fixed Assets

        Fixed assets consist of the following (in thousands):

	December 31
	2000	2001
Furniture and equipment	$3,183	$2,497
Computer equipment and software	9,027	8,665
Leasehold improvements	665	342

	12,875	11,504
Less accumulated depreciation and amortization	(9,661)	(10,122)

	$3,214	$1,382

        Fixed assets include assets under capital lease aggregating approximately $827,000 and $541,000 at December 31, 2000 and 2001, respectively. The accumulated amortization related to assets under capital leases is approximately $520,000 and $485,000 at December 31, 2000 and 2001, respectively.

5.    Series A Senior Participating Redeemable Convertible Preferred Stock

        On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after April 12, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each warrant entitles the holder to purchase one share of Common Stock prior to April 14, 2005. The Preferred Stock and related Warrants were sold below the then-market value of the Company's Common Stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purpose of calculating loss per share. The Preferred Stock is being accreted to its liquidation value at April 12, 2005. (See note 16.)

6.    Stockholders' Equity

        In August 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company's outstanding Common Stock. In 2001, the Company repurchased approximately 849,000 shares of its outstanding Common Stock for approximately $166,000.

        In June 1996, the Company established a Stock Option Plan (the "Option Plan") for officers, employees, consultants and non-employee directors to purchase shares of the Company's Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. In January 2000, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved by 1,000,000. At December 31, 2001, the Company had reserved 4,108,425 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

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

        Activity in the Option Plan is summarized as follows (in shares):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,140,023	$3.68
Granted	2,837,453	$2.52
Exercised	(38,071)	$2.75
Canceled and expired	(1,976,813)	$3.43

Outstanding at December 31, 1999	2,962,592	$2.75
Granted	1,618,301	$1.09
Exercised	(67,669)	$3.10
Canceled and expired	(1,197,537)	$2.84

Outstanding at December 31, 2000	3,315,687	$1.89
Granted	250,500	$.40
Canceled and expired	(792,783)	$1.59

Outstanding at December 31, 2001	2,773,404	$1.82

Exercisable at December 31, 1999	413,647

Exercisable at December 31, 2000	791,090

Exercisable at December 31, 2001	1,553,610

Available for grant at December 31, 2001	1,335,021

        The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $1.81, $.90 and $.35, respectively.

        Information regarding the options outstanding under the Option Plan at December 31, 2001 is as follows:

Exercise Price Range	Number of Options Currently Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$ .10-$ .12	100,500	$.10	9.6	166	$.12
$ .16-$ .16	15,000	$.16	9.8	—	$—
$ .38-$ .38	23,500	$.38	8.9	7,832	$.38
$ .63-$ .69	409,500	$.67	8.6	161,484	$.67
$1.13-$ 1.19	558,656	$1.19	8.2	192,073	$1.19
$1.88-$ 2.75	1,543,973	$2.32	7.3	1,105,368	$2.33
$3.63-$ 5.00	114,850	$3.86	6.8	79,262	$3.86
$5.63-$ 5.63	5,100	$5.63	5.0	5,100	$5.63
$9.50-$12.00	2,325	$10.79	5.8	2,325	$10.79

	2,773,404			1,553,610

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

	December 31
Assumption
	1999	2000	2001
Risk-free interest rate	5.58%	6.22%	4.77%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company's Common Stock	.85	1.12	1.28
Average life	5 years	5 years	5 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended December 31, 1999, 2000 and 2001, pro forma net loss available to common shareholders under SFAS 123 amounted to approximately $(23,747,000), $(16,936,000) and $(23,905,000), respectively. The pro forma net loss per share under SFAS 123 amounted to $(1.30), $(.93) and $(1.35) respectively, for the years ended December 31, 1999, 2000, and 2001 respectively.

7.    Acquisitions and Impairment of Goodwill

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

        On January 31, 1998, the Company purchased substantially all of the assets of Advanced Computing Techniques, Inc. ("ACT"), a Connecticut corporation, for approximately $13,010,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $12,129,000

        Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the CMR and ACT acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001.

        On April 15, 1998, the Company consummated the purchase of substantially all the assets of Institute For Software Process Improvements, Inc. ("ISPI"), a Pennsylvania corporation, for approximately $2,745,000, including acquisition costs, in cash. The excess of cost over net assets acquired was approximately $2,758,000.

        During the quarter ended June 30, 1999, management performed an analysis of the undiscounted 1999 cash flow of the ISPI operations and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $2,500,000 was recorded in the quarter ended June 30, 1999.

        The aforementioned acquisitions were accounted for by the purchase method of accounting and the results of operations are included in the Company's results of operations since the respective dates of acquisition.

8.    Restructuring Charges

        On June 30, 1999, the Company announced a restructuring, the purpose of which was to refocus the Company's efforts on its core business and reduce costs. In connection with the restructuring, the Company recorded aggregate charges of approximately $7,500,000 relating to $2,000,000 in severance costs, $3,000,000 in office closures and the write-off of goodwill related to the ISPI acquisition of $2,500,000 (see note 7). The Company completed the planned restructuring. However, approximately $700,000 of the amount accrued in 1999 was not required and has been included in Selling, General and Administration expenses in 2000.

9.    Income Taxes

        For financial reporting purposes, loss before taxes includes the following components (in thousands):

	1999	2000	2001
Pre-tax loss
U.S.	$(14,853)	$(5,581)	$(20,062)
Foreign	(6,362)	(2,951)	(1,676)

Net loss	$(21,215)	$(8,532)	$(21,738)

        There were no current or deferred federal or state and local taxes for the years ended December 31, 1999, 2000 and 2001.

        The actual income tax expense (benefit) differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

	December 31
	1999	2000	2001
Computed "expected" tax (benefit)	$(7,213)	$(2,901)	$(7,391)
Nondeductible losses of foreign subsidiaries	2,163	1,003	413
Non-deductible U.S. expenses	189	122	7
Valuation allowance relating primarily to U.S. net operating losses	4,885	2,064	7,033
State tax benefit, net of federal tax effect at state statutory rate	—	(215)	(734)
Other	(24)	(73)	672

	$—	$—	$—

        The Company has net operating loss carryforwards of approximately $32.2 million to offset future taxable income which begin to expire in 2018. Deferred tax assets are recognized if realization of such assets is more likely than not. Based on the weight of available evidence, which included the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31
	2000	2001
Deferred tax assets:
Accounts receivable allowances	$201	$97
Accrued vacation	—	51
Accrued bonuses	—	80
Net operating loss carryforwards	10,769	12,239
Amortization expense	59	4,190
Deferred rent expense	—	34
Other	—	3

Total gross deferred assets	11,029	16,694

Deferred tax liabilities:
Depreciation of fixed assets	$(271)	$(85)
Prepaid expenses	(29)	—

Total gross deferred liabilities	(300)	(85)

Net deferred tax asset	10,729	16,609
Valuation allowance	(10,729)	(16,609)

Net deferred tax asset	$—	$—

10.    Significant Clients

        During the years ended December 31, 1999, 2000 and 2001, approximately 53%, 53% and 68% of revenue was derived from the Company's five largest clients, respectively. Two clients accounted for 19% and 11% of total revenues for the year ended December 31, 1999. Three clients accounted for 14%, 13% and 13% of total revenues for the year ended December 31, 2000. Three clients accounted for 20%, 15% and 11% of total revenues for the year ended December 31, 2001.

11.    Commitments

        The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2004 with interest ranging from 8% to 10%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of December 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases
December 31:
2002	$25	$414
2003	15	304
2004	6	156
2005	—	4
2006	—	—

Total minimum lease payments	46	$878

Less amount representing interest	(5)

Present value of net minimum capital lease payments	41
Less current installments of obligations under capital leases	(21)

Obligations under capital leases, net of current installments	$20

        Rent expense was approximately $1,341,000, $1,082,000 and $939,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company vacated its office space at 342 Madison Ave. in New York, upon the expiration of its lease on April 30, 2001, and exercised a termination clause and vacated a portion of its leased space at 80 Lamberton Road in Windsor Connecticut. The termination clause for the Connecticut space required a nine-month notification period prior to the termination of the lease. In conjunction with this termination clause, the Company recorded a charge in the quarter ended March 31, 2001 of $120,000. In conjunction with vacating these offices, the Company recorded a charge in the quarter ended March 31, 2001 of approximately $355,000 for the losses incurred upon the disposal of office furniture and abandonment of leasehold improvements.

12.    Deferred Compensation Plan

        The Company maintains a 401(k) plan (the "Plan") covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan members and is limited to the maximum amount that can be deducted for Federal income tax purposes. The Company is not required to make contributions to the Plan, however, employer contributions were made on a discretionary basis for plan years 1998 and 1999. Effective January 1, 2000 the Plan was modified providing a 100% Company match of up to 3% of eligible employee contributions. For the years ended December 31, 1999, 2000 and 2001, the Company recognized contributions of $215,000, $402,000, and $323,000 respectively.

13.    Related Party Transactions

        Revenue generated from a client who is also a significant stockholder was approximately $7,100,000 and $6,100,000 for the years ended December 31, 1999 and 2000, respectively. During the year ended December 31, 2001, no revenue was generated from the client who is also a significant stockholder.

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

14.    Geographic Areas

        The Company operates in one industry segment, providing information technology solutions to its clients. In addition to its domestic operations, which include the United States, the Company has operations in the West Indies.

        Geographic information is as follows (in thousands):

	December 31
	1999		2000		2001
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Revenues	$59,915	$5,444	$39,943	$3,754	$26,812	$2,872

Long-lived assets	$4,422	$2,085	$2,366	$848	$977	$405

Total assets	$36,529	$4,006	$30,974	$2,556	$8,375	$2,039

15.    Litigation

        A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000 claiming that at the time of his termination, he was entitled to stock options worth $3,000,000 or the stock option value in cash. enherent filed a Motion for Summary Judgment which was denied on November 13, 2001. A full evidentiary hearing will be held on June 20 and 21, 2002.

        On September 10, 2001 enherent filed a lawsuit in Federal Court in Virginia for breach of contract to recover monies owed from Interior Systems, Inc. ("ISI") for services provided by enherent in the amount of approximately $785,000. On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000. enherent denied these allegations. In December 2001 the parties reached a settlement agreement whereby ISI will pay $250,000 to enherent. This settlement amount is to be paid in three installments, $150,000 on December 15, 2001 (payment received), $50,000 on or before May 31, 2002, and $50,000 on or before November 30, 2002.

        In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, including the above-mentioned Demand for Arbitration, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

16.    Subsequent Event

        On January 30, 2002, with the approval of the Board of Directors, enherent entered into a Stock Purchase Agreement with The Travelers Indemnity Company. The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock.

        As a result of this event, the Control by Principal Stockholders with reference to the Tudor Investment Corporations ownership and The Travelers ownership are as follows:

        Tudor (through its ownership of Common Stock and Series A Senior Participating Redeemable Convertible Preferred Stock) owns approximately 18% of the Company's voting equity securities. Tudor's Series A preferred shares vote on an as-converted basis, representing approximately 15% of the Company's voting equity securities.

        The Travelers (through its ownership of Common Stock and Series A Senior Participating Redeemable Convertible Preferred Stock) owns approximately 14% of the Company's voting equity securities. The Traveler's Series A preferred shares vote on an as-converted basis, representing approximately 11% of the Company's voting equity securities.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	(a) Deductions	Balance at End of Period
Year ended December 31, 1999
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$539	$411	$421	$529
Year ended December 31, 2000
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$529	$581	$410	$700
Year ended December 31, 2001
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$700	$1,369	$1,813	$256

(a)
Uncollectible receivables written off.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit 1.1 enherent Corp. and Subsidiaries Index to Consolidated Financial Statements
Report of Independent Auditors
enherent Corp. and Subsidiaries Consolidated Balance Sheets (In Thousands, Except Number of Shares)
enherent Corp. and Subsidiaries Consolidated Statements of Operations (In Thousands, Except Per Share Data)
enherent Corp. and Subsidiaries Consolidated Statements of Stockholders' Equity Years Ended December 31, 1999, 2000 and 2001 (In Thousands, Except Number of Shares)
enherent Corp. and Subsidiaries Consolidated Statements of Cash Flows (In Thousands)
enherent Corp. and Subsidiaries Notes to Consolidated Financial Statements Years ended December 31, 1999, 2000 and 2001
VALUATION AND QUALIFYING ACCOUNTS (In Thousands)