Form 10-Q
period 2002-03-31
ENHERENT CORP
filed 2002-05-14
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                                                YES  ☒   NO ☐

Indicate the number of share outstanding of each of the issuer’s classes of common stock:

Class	Shares outstanding as of May 10, 2001
Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	March 31 2002	December 31 2001
	(unaudited)
Assets
Current assets:
Cash and equivalents	$3,757	$5,269
Accounts receivable, net of allowance of $268 at March 31, 2002 and $256 at December 31, 2001	3,379	3,208
Prepaid expenses and other current assets	419	460
Total current assets	7,555	8,937

Fixed assets, net	1,166	1,382
Other assets	84	95
Total assets	$8,805	$10,414

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$594	$680
Accounts payable and other accrued expenses	1,507	988
Current portion of capital lease obligations	20	21
Deferred revenue	102	144
Total current liabilities	2,223	1,833

Capital lease obligations, net of current portion	15	20
Deferred rent	82	91
Total liabilities	2,320	1,944

Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares, 7,000,000 shares issues and outstanding at March 31, 2002 and 8,000,000 shares issued and outstanding December 31, 2001	5,169	5,769

Common stockholders’ equity:
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—19,351,311 shares, outstanding—17,502,188 shares at March 31, 2002 and issued—18,351,311 shares, outstanding—17,502,188 at December 31, 2001	19	18
Additional paid-in capital	94,411	94,212
Treasury stock, at cost—1,849,123 shares	(366)	(166)
Accumulated deficit	(92,748)	(91,363)
Total common stockholders’ equity	1,316	2,701
Total liabilities and stockholders’ equity	$8,805	$10,414

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2002	2001

Revenues	$5,916	$8,164
Cost of revenues	4,724	5,979
Gross profit	1,192	2,185

Selling, general and administrative expenses	2,988	5,371
Loss from operations	(1,796)	(3,186)

Other income (expense):
Miscellaneous expense	—	(290)
Interest expense	(5)	(18)
Interest income	16	87
Net loss	(1,785)	(3,407)
Preferred stock accretion and income applicable to common shareholders	400	(122)
Net loss applicable to common stockholders	$(1,385)	$(3,529)

Basic and diluted net loss per share applicable to common stockholders	$(.08)	$(.19)
Number of shares used in computing basic and diluted net loss per share	17,502	18,313

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2002	2001
Cash flows from operating activities
Net loss	$(1,785)	$(3,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230	639
Provision for doubtful accounts	12	1,053
Loss on disposal of fixed assets	—	319
Deferred rent	(9)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(183)	1,108
Prepaid expenses and other current assets	41	(71)
Other assets	11	(30)
Accrued compensation	(86)	269
Accounts payable and other accrued expenses	519	(69)
Deferred revenue	(42)	(57)
Net cash used in operating activities	(1,292)	(253)

Cash flows from investing activities
Sale of marketable securities	—	226
Purchases of fixed assets	(14)	(6)
Proceeds from sale of fixed assets	—	16
Net cash provided by investing activities	(14)	236

Cash flows from financing activities
Purchase of treasury stock	(200)	(36)
Principal payments under capital lease obligations	(6)	(6)
Net cash provided by (used in) financing activities	(206)	(42)

Net decrease in cash and equivalents	(1,512)	(59)
Cash and equivalents at beginning of period	5,269	5,628
Cash and equivalents at end of period	$3,757	$5,569

Supplemental disclosure of cash flow information
Interest paid	$5	$18

See accompanying notes.

enherent Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) which is effective for the Company beginning  January 1, 2002, and supersedes, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121). SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No.121 with regards to the impairments of long-lived assets.  The implementation of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position in the three-month period ended March 31, 2002.

2.   Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.               Revenue Recognition

On January 1, 2002, the Company adopted Financial Accounting Standards Board Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  As a result, the Company began recording revenue and a related cost of revenue in its statement of operations for reimbursements of out-of-pocket expenses such as airfare, hotel lodging, meals, auto rental and other charges related to providing services to our out-of-town customers.

For the three months ended March 31, 2002 the Consolidated Statement of Operations includes approximately $21,000 of reimbursable expenses recorded as revenue and cost of revenue.  Reimbursable expenses for the three months ended March 31, 2001 were not significant.

4.               Conversion of Preferred Stock

On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement with The Travelers Indemnity Company (“The Travelers”). The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent common stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of common stock to enherent for $200,000.  enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The preferred stock was carried at approximately $720,000 at the date of the transaction.  Because the common stock was purchased below the carrying value of the preferred stock, a benefit to common shareholders of approximately $527,000 was recorded.

The remaining preferred stock is being accreted to its liquidation value at April 12, 2005. Accretion of approximately $127,000 was recorded in the three-month period ended March 31, 2002.

5.               Loss Per Share

The following sets forth the computation of basic and diluted loss  per share (in thousands, except per share data):

	Three months ended
	March 31, 2002	March 31, 2001
Numerator:
Net loss	$(1,385)	$(3,529)
Denominator:
Weighted average of shares outstanding	17,502	18,313
Basic and diluted loss per share	$(.08)	$(.19)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants and stock options outstanding under the Stock Option Plan as the effect would be anti-dilutive.

6.               Contingencies

A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash. The Company filed a Motion for Summary Judgment that was denied on November 13, 2001.  A full evidentiary hearing is scheduled for June 20 and 21, 2002. The parties are engaged in settlement discussions for amounts substantially less than the amount claimed.  At March 31, 2002, an accrual has been recorded for an amount that the Company believes will be adequate to cover the settlement.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results

                    of Operations.

Results of Operations

Revenue.  Revenues decreased $2.3 million during the three-month period ended March 31, 2002 to $5.9 million compared to $8.2 million for the three-month period ended March 31, 2001. The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and billing rate reductions.

Cost of Revenues.  Cost of revenues decreased to $4.7 million for the three-month period ended March 31, 2002 from $6.0 million in the comparable period in 2001. The decrease in cost of revenues was attributable to the overall decrease in revenues. Cost of revenues as a percentage of revenues increased to approximately 80% for the three-month period ended March 31, 2002 from 73% for the three-month period ended March 31, 2001. The increase in the cost of revenues as a percentage of revenues is due to higher personnel costs and lower billing rates.

Gross Profit.  Gross profit decreased as a percentage of revenues to approximately 20% in the three-month period ended March 31, 2002 from 27% for the comparable period in 2001.  The decrease in gross profit was attributable to the overall decrease in revenues, higher personnel costs and lower billing rates.

Selling, General & Administrative Expenses (SG&A). SG&A expenses decreased approximately 44% to $3.0 million in the three-month period ended March 31, 2002 from

$5.4 million for the comparable period in 2001.  The decrease in SG&A expenses resulted due to cost-cutting measures, a reduction in bad debt expense of approximately $1 million and expenses incurred in the three months ended March 31, 2001 of approximately $455,000 associated with the closing of the New York City office and the reduction of space in the Windsor, Connecticut facility. SG&A as a percentage of revenue decreased to 51% for the three-month period ended March 31, 2002 from 70% for the comparable period in 2001.  These decreases were somewhat offset by the costs associated with ongoing litigation and the provision for the potential settlement.

Loss from Operations: For the reasons set forth above, loss from operations for the three months ended March 31, 2002 decreased to $1.8 million as compared to a loss from operations of $3.2 million in the comparable period in 2001. As a percentage of revenues, the loss from operations for the three months ended March 31, 2002 decreased to 30% as compared to approximately 39% in the comparable period in 2001.

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $5.3 million at March 31, 2002 from $7.1 million at December 31, 2001.  Cash and equivalents and marketable debt securities were $3.8 million at March 31, 2002 compared to $5.3 million at December 31, 2001. The primary use of cash during the three months ended March 31, 2002 was to fund the net loss of $1.8 million and to purchase 1 million shares of the Company’s common stock for $200,000. The Company’s accounts receivables were $3.4 million at March 31, 2002 and $3.2 million at December 31, 2001.  Billed days sales outstanding, net of allowance for doubtful accounts, was 51 days at March 31, 2002 and 39 days at December 31, 2001.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations. Management believes that the cash equivalents are sufficient to fund operations for the next twelve months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities which may result in further dilution to shareholders.  No assurance can be given that any such additional sources of financing will be available on acceptable terms.

Significant Accounting Policies

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) which is effective for the Company beginning  January 1, 2002, and supersedes, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121).  SFAS

No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairments of long-lived assets.  The implementation of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position in the three-month period ended March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2001 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash. The Company filed a Motion for Summary Judgment that was denied on November 13, 2001.  A full evidentiary hearing is scheduled for June 20 and 21, 2002. The parties are engaged in settlement discussions for amounts substantially less than the amount claimed.  At March 31, 2002, an accrual has been recorded for an amount that the Company believes will be adequate to cover the settlement.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, including the above-mentioned Demand for Arbitration, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item. 5.  Other Information.

On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement with The Travelers Indemnity Company (“The Travelers”). The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock into 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000.  enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock.

On April 23, 2002, Jack L. Rivkin resigned from the Board of Directors of enherent Corp. effective immediately for personal reasons.

On April 30, 2002, Ronald E. Weinberg resigned from the Board of Directors of enherent Corp. effective immediately.  Mr. Weinberg indicated to the Company in his resignation letter that his goals differed from those of other members of the Board and that he believes that he can no longer serve effectively.

On April 30, 2002, the Company entered into an employment agreement with Dan S. Woodward for an initial one-year term (“Woodward Agreement”) commencing on January 1, 2002. There shall be an automatic renewal on January 1, 2003 for an additional 12-month period.  The term of the Agreement includes the renewal period.

Under the agreement, Mr. Woodward shall serve as Chief Executive Officer and Chairman of the Board, earning a base salary of $318,000, with a target bonus opportunity of $100,000 and an over-achievement bonus opportunity of $50,000. Mr. Woodward will receive a retention incentive bonus of $50,000 upon execution of the Agreement and $50,000 on January 1, 2003.  The Company agreed to pay over the term of the Woodward Agreement up to a total of $50,000 as reimbursement for all reasonable and documented costs associated with Mr. Woodward’s traveling to and from his residence, local housing, automobile costs and other costs directly related to Mr. Woodward’s housing or travel. The Board of Directors’ Compensation Committee will determine future raises and other compensation.

If Mr. Woodward’s employment is terminated Without Cause (as defined in the Woodward Agreement), enherent shall pay Mr. Woodward (i) his current annual base salary for the shorter of (a) one (1) year, and (b) the remainder of the term of the Agreement; (ii) any earned performance bonus prorated as of the date of termination; and (iii) the retention bonus required to be paid January 1, 2003 if such termination occurs prior to that date.  Payment will be made in accordance with the Company’s current payroll practices.  Additionally, if Mr. Woodward’s employment is terminated Without Cause, any stock options granted to Mr. Woodward shall be exercisable as per the original vesting schedule of the applicable option grant.

A Change in Control in the Company during the Term of the Woodward Agreement, resulting in a material adverse change in duties, responsibilities or role, or reporting relationships of Mr. Woodward, shall be treated as a termination without cause.  If such termination without cause occurs following a change of control, Mr. Woodward shall be entitled to elect to receive such termination amounts in a single lump sum.

On May 8, 2002 Michael Enthoven resigned from the Board of Directors of enherent Corp. effective immediately for personal reasons.

On May 10, 2002 Robert Merkl was elected a Director of the Company to replace outgoing Director Michael Enthoven.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits

        The following is a list of exhibits filed as part of this Quarterly report on Form 10-Q:

Exhibit No.

Description of Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
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
10.1

Stock Purchase Agreement between Travelers Indemnity Company and enherent, dated January 30, 2002 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

10.2	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (filed herewith).

(b)          Reports on Form 8-K

On January 4, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 5 related to the promotion of George Warman to Executive Vice President and Chief Financial Officer.  The Company further announced that Jack Mullinax, Executive Vice President, Corporate Services and Chief Financial Officer, plans to retire during 2002 and will continue in his role as Executive Vice President, Corporate Services until his retirement.  This Current Report on Form 8-K did not include financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	May 14, 2002	BY	/s/ Dan S. Woodward
Dan S. Woodward
Chief Executive Officer

DATE	May 14, 2002	BY	/s/ George Warman
George Warman
Chief Financial Officer

Exhibit Index:

Exhibit No.

Description of Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
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
10.1

Stock Purchase Agreement between Travelers Indemnity Company and enherent, dated January 30, 2002 (Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

10.2	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (filed herewith).