Form 10-Q
period 2002-06-30
ENHERENT CORP
filed 2002-08-14
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Shares outstanding as of August 12, 2002
Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	June 30 2002	December 31 2001
	(unaudited)
Assets
Current assets:
Cash and equivalents	$3,835	$5,269
Accounts receivable, net of allowance of $130 at June 30, 2002 and $256 at December 31, 2001	2,559	3,208
Prepaid expenses and other current assets	450	460
Total current assets	6,844	8,937

Fixed assets, net	796	1,382
Other assets	66	95
Total assets	$7,706	$10,414

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$710	$680
Accounts payable and other accrued expenses	1,313	988
Current portion of capital lease obligations	20	21
Deferred revenue	120	144
Total current liabilities	2,163	1,833

Capital lease obligations, net of current portion	9	20
Deferred rent	74	91
Total liabilities	2,246	1,944

Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares, 7,000,000 shares issued and outstanding at June 30, 2002 and 8,000,000 shares issued and outstanding December 31, 2001	5,293	5,769

Common stockholders’ equity:
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—19,351,311 shares, outstanding—17,502,188 shares at June 30, 2002 and issued—18,351,311 shares, outstanding—17,502,188 shares at December 31, 2001	19	18
Additional paid-in capital	94,412	94,212
Treasury stock, at cost—1,849,123 shares	(366)	(166)
Accumulated deficit	(93,898)	(91,363)
Total common stockholders’ equity	167	2,701
Total liabilities and stockholders’ equity	$7,706	$10,414

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Revenues	$5,551	$7,402	$11,467	$15,567
Cost of revenues	4,333	5,273	9,057	11,253
Gross profit	1,218	2,129	2,410	4,314

Selling, general and administrative expenses	2,254	3,783	5,242	9,487
Loss from operations	(1,036)	(1,654)	(2,832)	(5,173)

Other income (expense):
Miscellaneous income	3	98	3	141
Interest expense	(2)	(1)	(7)	(19)
Interest income	9	62	25	149
Net loss	(1,026)	(1,495)	(2,811)	(4,902)
Preferred stock accretion and income applicable to common shareholders	(124)	(126)	276	(248)
Net loss applicable to common stockholders	$(1,150)	$(1,621)	$(2,535)	$(5,150)

Basic and diluted net loss per share applicable to common stockholders	$(.07)	$(.09)	$(.14)	$(.29)
Number of shares used in computing basic and diluted net loss per share	17,502	17,525	17,502	17,917

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2002	2001
Cash flows from operating activities
Net loss	$(2,811)	$(4,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	1,305
Provision (credit) for doubtful accounts	(126)	1,141
Loss on disposal of fixed assets	1	308
Deferred rent	(17)	(14)
Changes in operating assets and liabilities:
Accounts receivable	775	936
Prepaid expenses and other current assets	10	32
Other assets	29	(8)
Accrued compensation	30	95
Accounts payable and other accrued expenses	325	(502)
Deferred revenue	(24)	—
Net cash used in operating activities	(1,203)	(1,609)

Cash flows from investing activities
Sale of marketable securities	—	728
Purchases of fixed assets	(20)	(10)
Proceeds from sale of fixed assets	—	12
Net cash provided by (used in) investing activities	(20)	730

Cash flows from financing activities
Purchase of treasury stock	(200)	(166)
Principal payments under capital lease obligations	(11)	(12)
Net cash provided by (used in) financing activities	(211)	(178)

Net decrease in cash and equivalents	(1,434)	(1,057)
Cash and equivalents at beginning of period	5,269	5,628
Cash and equivalents at end of period	$3,835	$4,571

Supplemental disclosure of cash flow information
Interest paid	$7	$19

See accompanying notes.

enherent Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) which is effective for the Company beginning January 1, 2002, and supersedes “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (SFAS No. 121).  SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairments of long-lived assets.  The implementation of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position in the three-month and six-month periods ended June 30, 2002.

2.     Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.               Revenue Recognition

On January 1, 2002, the Company adopted FASB Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  As a result, the Company began recording revenue and a related cost of revenue in its statement of operations for reimbursements of out-of-

pocket expenses such as airfare, hotel lodging, meals, auto rental and other charges related to providing services to the Company’s out-of-town customers.

For the three and six months ended June 30, 2002 the Consolidated Statement of Operations includes approximately $15,000 and $36,000 of reimbursable expenses recorded as revenue and cost of revenue, respectively.  Reimbursable expenses for the three and six months ended June 30, 2001 were not significant.

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

The remaining preferred stock is being accreted to its liquidation value at April 12, 2005. Accretion of approximately $124,000 and $251,000 was recorded in the three and six month periods ended June 30, 2002, respectively.

5.               Loss Per Share

The following sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Numerator:
Net loss available to common shareholders	$(1,150)	$ (1,621)	$ (2,535)	$ (5,150)
Denominator:
Weighted average of shares outstanding	17,502	17,525	17,502	17,917
Basic and diluted loss per share	$ (.07)	$ (.09)	$ (.14)	$ (.29)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants and stock options outstanding under the Company’s stock option plan as the effect would be anti-dilutive.

6.               Office Closure

The Company announced on June 3, 2002 its intentions to close the Company’s Barbados Solution Center to reduce costs and improve operating efficiency. The

Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs  for  28 support staff and $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability is expected to be paid and the office closed by October 31, 2002.

7.               Contingencies

A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash.  The Company filed a Motion for Summary Judgment that was denied on November 13, 2001.  The parties reached a settlement agreement on May 22, 2002, for amounts substantially less than the amount claimed.  At March 31, 2002, an accrual was recorded for the settlement amount and as of June 30, 2002 all amounts have been paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenue.  Revenues decreased $1.8 million during the three-month period ended June 30, 2002 to $5.6 million compared to $7.4 million for the three-month period ended June 30, 2001. Revenues decreased $4.1 million for the six-month period ended June 30, 2002 to $11.5 million compared to $15.6 for the six-month period ended June 30, 2001.  The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and billing rate reductions.

Cost of Revenues.  Cost of revenues decreased $1.0 million to $4.3 million for the three-month period ended June 30, 2002 from $5.3 million in the comparable period in 2001. Cost of revenues decreased $2.2 million for the six-month period ended June 30, 2002 to $9.1 million compared to $11.3 million for the six-month period ended June 30, 2001. The decrease in cost of revenues was attributable to the overall decrease in revenues.  Cost of revenues as a percentage of revenues increased to approximately 78% for the three-month period ended June 30, 2002 from 71% for the three-month period ended June 30, 2001. Cost of  revenues as a percentage of revenues increased to approximately 79% for the six-month period ended June 30, 2002 from approximately 72% for the six-month period ended June 30, 2001.  The increase in the cost of revenues as a percentage of revenues is due to higher personnel costs and lower billing rates.

Gross Profit.  Gross profit decreased as a percentage of revenues to approximately 22% in the three-month period ended June 30, 2002 from 29% for the comparable period in 2001.  Gross profit decreased as a percentage of revenues to approximately 21% in the six-month period ended June 30, from 28% for the comparable period in 2001.  The decrease in gross profit was attributable to the overall decrease in revenues, higher personnel costs and lower billing rates.

Selling, General & Administrative Expenses (SG&A). SG&A expenses decreased approximately 40% to $2.3 million in the three-month period ended June 30, 2002 from $3.8 million for the comparable period in 2001. SG&A as a percentage of revenue decreased to 41% for the three-month period ended June 30, 2002 from 51% for the comparable period in 2001.  SG&A expenses decreased 44% to $5.2 million in the six-month period ended June 30, 2002 from $9.5 million in the comparable period in 2001. SG&A as a percentage of revenue decreased to 46% for the six-month period ended June 30, 2002 from 61% for the comparable period in 2001.  The decrease in SG&A expenses resulted due to cost-cutting measures and a reduction in bad debt expense, partially offset by the costs associated with the settlement of  litigation and the closure of the Barbados Solution Center. The Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs  for  28 support staff and $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability is expected to be paid and  the office closed by October 31, 2002.

Loss from Operations:  For the reasons set forth above, loss from operations for the three-months ended June 30, 2002 decreased to $1.0 million as compared to a loss from operations of $1.7 million in the comparable period in 2001.  As a percentage of revenues, the loss from operations for the three months ended June 30, 2002 decreased to 19% as compared to approximately 22% in the comparable period in 2001.  Loss from operations for the six months ended June 30, 2002 decreased to $2.8 million as compared to a loss from operations of $5.2 million in the comparable period in 2001.  As a percentage of revenues, the loss from operations for the six months ended June 30, 2002 decreased to 25% as compared to approximately 33% in the comparable period in 2001.

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $4.7 million at June 30, 2002 from $7.1 million at December 31, 2001.  Cash and equivalents and marketable debt securities were $3.8 million at June 30, 2002 compared to $5.3 million at December 31, 2001.  The primary use of cash during the six months ended June 30, 2002 was to fund the net loss of $2.8 million and to purchase one million shares of the Company’s common stock for $200,000.  The Company’s accounts receivables were $2.6 million at June 30, 2002 and $3.2 million at December 31, 2001.  Billed days sales outstanding, net of allowance for doubtful accounts, was 42 days at June 30, 2002 and 39 days at December 31, 2001.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents are sufficient to fund operations for the next 12 months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities which may result in further dilution to shareholders.  No assurance can be given that any such additional sources of financing will be available on acceptable terms.

Significant Accounting Policies

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) which is effective for the Company beginning January 1, 2002, and supersedes “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (SFAS No. 121).  SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairments of long-lived assets.  The implementation of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position in the three-month and six-month periods ended June 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2001 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash.  The Company filed a Motion for Summary Judgment that was denied on November 13, 2001.  The parties reached a settlement agreement on May 22, 2002, for amounts substantially less than the amount claimed.  At March 31, 2002, an accrual was recorded for the settlement amount and as of June 30, 2002 all amounts have been paid.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item. 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 10, 2002.  Robert Merkl was elected  a Class III director at the annual meeting with term expiring in 2005.

Director Election Results.

Class III Director	Affirmative Votes	Withheld Votes
Robert D. Merkl	19,570,803	371,340

Other directors whose terms continued after the annual meeting and their term expiration date.

Class III Director	Class	Term
Douglas K. Mellinger	I	Expires 2004
Isaac Shapiro	I	Expires 2004
Robert P. Florenza	II	Expires 2003
Irwin J. Sitkin	II	Expires 2003
Dan S. Woodward	II	Expires 2003

The only other matter voted upon by the Company’s stockholders at the 2002 annual meeting was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors for 2002.  Holders of 19,573,631 shares voted for this proposal, holders of 358,662 shares voted against or withheld authority to vote with respect to this proposal and holders of 9,850 shares abstained or did not vote with respect to this proposal.

Item. 5.  Other Information.

On April 23, 2002, Jack L. Rivkin resigned from the Board of Directors of the Company effective immediately for personal reasons.

On April 30, 2002, Ronald E. Weinberg resigned from the Board of Directors of the Company effective immediately.  Mr. Weinberg indicated to the Company in his resignation letter that his goals differed from those of other members of the Board  of Directors and that he believed that he could no longer serve effectively.

On April 30, 2002, the Company entered into an employment agreement with Dan S. Woodward for an initial one-year term (the “Woodward Agreement”) commencing on January 1, 2002.  The Woodward Agreement provides for an automatic renewal on January 1, 2003 for an additional 12-month period. The term of the Woodward Agreement includes the renewal period.

Under the Woodward Agreement, Mr. Woodward serves as Chief Executive Officer and Chairman of the Board, earning a base salary of $318,000, with a target bonus opportunity of $100,000 and an over-achievement bonus opportunity of $50,000.  Mr. Woodward received a retention incentive bonus of $50,000 upon execution of the Woodward Agreement and will receive an additional $50,000 on January 1, 2003. The Company agreed to pay over the term of the Woodward Agreement up to a total of $50,000 per year as reimbursement for all reasonable and documented costs associated with Mr. Woodward’s traveling to and from his residence, local housing, automobile costs and other costs directly related to Mr. Woodward’s housing or travel.  The annual base salary will be reviewed annually by the Board of Directors and increased (but not decreased) if the Board of Directors, in its discretion, determines such an increase to be appropriate.

If Mr. Woodward’s employment is terminated (i) by the Company Without Cause (as defined in the Woodward Agreement), or (ii) by Mr. Woodward for Good Reason (as defined in the Woodward Agreement)) prior to the expiration of the term of the Woodward Agreement, the Company shall pay Mr. Woodward (i) his current annual base salary for the shorter of (a) one (1) year, and (b) the remainder of the term of the Woodward Agreement; (ii) any earned performance bonus prorated as of the date of termination; and (iii) the retention bonus required to be paid January 1, 2003 if such termination occurs prior to that date.  Payment will be made in accordance with the Company’s current payroll practices.  Additionally, if Mr. Woodward’s employment is terminated by the Company Without Cause or by Mr. Woodward for Good Reason, any stock options granted to Mr. Woodward shall be exercisable as per the original vesting schedule of the applicable option grant.

The Woodward Agreement provides that a Change in Control (as defined in the Woodward Agreement) in the Company during the term of the Woodward Agreement, resulting in a material adverse change in duties, responsibilities or role, or reporting relationships of Mr. Woodward, shall be treated as a termination by the Company Without Cause.  If such termination Without Cause occurs following Change in Control, Mr. Woodward shall be entitled to elect to receive such termination  payments in a single lump sum and all stock options held by Mr. Woodward shall become immediately exercisable, except that the Company’s Board of Directors may elect to exchange such options for a cash payment.

On May 8, 2002 Michael Enthoven resigned from the Board of Directors of the Company effective immediately for personal reasons.

On May 10, 2002 Robert Merkl was elected as a Director of the Company to replace outgoing Director Michael Enthoven.

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10 Q filed May 14, 2002).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO and CEO (Filed herewith).
99.2	Nominating Committee Charter approved by the Board of Directors at their May 10, 2002 meeting (Filed herewith).
99.3	Compensation Committee Charter approved by the Board of Directors at their August 1, 2002 meeting (Filed herewith).

(b)          Reports on Form 8-K

On May 2, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 5 related to the resignation of Ronald E. Weinberg from the Company’s Board of Directors.  The Company attached Mr. Weinberg’s letter of resignation to the Form 8-K as Exhibit 99.1.  This Current Report on Form 8-K did not include financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 14, 2002	BY	/s/ Dan S. Woodward
Dan S. Woodward
Chief Executive Officer

DATE August 14, 2002	BY	/s/ George Warman
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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10 Q filed May 14, 2002).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO and CEO (Filed herewith).
99.2	Nominating Committee Charter approved by the Board of Directors at their May 10, 2002 meeting (Filed herewith).
99.3	Compensation Committee Charter approved by the Board of Directors at their August 1, 2002 meeting (Filed herewith).