Form 10-Q
period 2002-09-30
ENHERENT CORP
filed 2002-11-13
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES ☒ NO ☐

Indicate the number of share outstanding of each of the issuer’s classes of common stock:

Class	Shares outstanding as of November 8, 2002

Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	September 30 2002	December 31 2001
	(unaudited)
Assets
Current assets:
Cash and equivalents	$2,567	$5,269
Accounts receivable, net of allowance of $76 at September 30, 2002 and $256 at December 31, 2001	2,544	3,208
Prepaid expenses and other current assets	367	460
Total current assets	5,478	8,937

Fixed assets, net	578	1,382
Other assets	80	95
Total assets	$6,136	$10,414

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$427	$680
Accounts payable and other accrued expenses	977	988
Current portion of capital lease obligations	18	21
Deferred revenue	80	144
Total current liabilities	1,502	1,833

Capital lease obligations, net of current portion	7	20
Deferred rent	66	91
Total liabilities	1,575	1,944

Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares, 7,000,000 shares issued and outstanding at September 30, 2002 and 8,000,000 shares issued and outstanding December 31, 2001	5,421	5,769

Common stockholders’ equity:
Common stock, $0.001 par value; authorized—50,000,000 shares; issued-19,351,311 shares, outstanding—17,502,188 shares at September 30, 2002 and issued—18,351,311 shares, outstanding—17,502,188 shares at December 31, 2001	19	18
Additional paid-in capital	94,412	94,212
Treasury stock, at cost—1,849,123 shares	(366)	(166)
Accumulated deficit	(94,925)	(91,363)
Total common stockholders’ equity	(860)	2,701
Total liabilities and stockholders’ equity	$6,136	$10,414

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Revenues	$4,944	$7,262	$16,411	$22,828
Cost of revenues	3,908	5,431	12,965	16,683
Gross profit	1,036	1,831	3,446	6,145

Selling, general and administrative expenses	1,940	3,026	7,182	12,179
Loss from operations	(904)	(1,195)	(3,736)	(6,034)

Other income (expense):
Miscellaneous income	2	24	5	(169)
Interest expense	(2)	(2)	(8)	(21)
Interest income	5	33	30	182
Net loss	(899)	(1,140)	(3,709)	(6,042)
Preferred stock accretion and income applicable to common shareholders	(128)	(130)	147	(377)
Net loss applicable to common shareholders	$(1,027)	$(1,270)	$(3,562)	$(6,419)

Basic and diluted net loss per share applicable to common shareholders	$(.06)	$(.07)	$(.20)	$(.36)
Number of shares used in computing basic and diluted net loss per share	17,502	17,525	17,502	17,777

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities
Net loss	$(3,709)	$(6,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707	1,883
Provision (credit) for doubtful accounts	(180)	1,207
Loss on disposal of fixed assets	1	386
Deferred rent	(25)	(23)
Changes in operating assets and liabilities:
Accounts receivable	844	1,309
Prepaid expenses and other current assets	93	267
Other assets	15	(112)
Accrued compensation	(253)	301
Accounts payable and other accrued expenses	(11)	(638)
Deferred revenue	(64)	—
Net cash provided by (used in) operating activities	(2,582)	(1,462)

Cash flows from investing activities
Sale of marketable securities	—	728
Purchases of fixed assets	(110)	(103)
Proceeds from sale of fixed assets	206	12
Net cash provided by (used in) investing activities	96	637

Cash flows from financing activities
Purchase of treasury stock	(200)	(166)
Principal payments under capital lease obligations	(16)	(30)
Net cash provided by (used in) financing activities	(216)	(196)

Net decrease in cash and equivalents	(2,702)	(1,021)
Cash and equivalents at beginning of period	5,269	5,628
Cash and equivalents at end of period	$2,567	$4,607

Supplemental disclosure of cash flow information
Interest paid	$8	$21

See accompanying notes.

enherent Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents are sufficient to fund operations for the next 12 months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities which may result in further dilution to shareholders.  No assurance can be given that any such additional sources of financing will be available on acceptable terms. If the Company is unsuccessful in obtaining additional sources of financing , the Company could experience difficulty meeting its current obligations as they become due.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which is effective for the Company beginning January 1, 2002, and supersedes “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (SFAS No. 121).  SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairments of long-lived assets.  The implementation of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position in the three-month and nine-month periods ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities.  SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities  that are initiated after December 31, 2002.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

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

For the three and nine months ended September 30, 2002 the Consolidated Statement of Operations includes approximately $15,000 and $51,000 of reimbursable expenses recorded as revenue and cost of revenue, respectively.  Reimbursable expenses for the three and nine months ended September 30, 2001 were not significant.

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

The remaining preferred stock is being accreted to its liquidation value at April 12, 2005. Accretion of approximately $128,000 and $380,000 was recorded in the three- and nine-month periods ended September 30, 2002, respectively.

5.               Loss Per Share

The following sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Numerator:
Net loss available to common shareholders	$(1,027)	$(1,270)	$(3,562)	$(6,419)
Denominator:
Weighted average of shares outstanding	17,502	17,525	17,502	17,777
Basic and diluted loss per share	$(.06)	$(.07)	$(.20)	$(.36)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants and stock options outstanding under the Company’s stock option plan as the effect would be anti-dilutive.

6.               Office Closure

The Company announced on June 3, 2002 its intentions to close the Company’s Barbados Solution Center to reduce costs and improve operating efficiency. The Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002.  The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and $95,000 for facility-related costs.  The pretax charge includes approximately $145,000 to write the fixed assets down to their market value.  The liability has been paid as of September 30, 2002.  The Barbados Solution Center was closed on October 15, 2002.

7.               Contingencies

In the normal course of business, various claims are made against the Company.  At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

8.               Related Party Transaction

On September 13, 2002, the Company entered into a Separation Agreement and Release with Dan S. Woodward, the Company’s former Chief Executive Officer, in order to amicably resolve the terms of Mr. Woodward’s separation from the Company.  Under the terms of the Separation and Release Agreement, the Company agreed to pay Mr. Woodward $306,000 paid out as follows:  $256,000 paid immediately, less all applicable state and federal taxes, and two payments of $25,000 each to be paid on August 1, 2003 and September 1, 2003, less all applicable state and federal taxes.  In addition to the above, Mr. Woodward’s non-vested Incentive Stock Options (ISOs) vested on September 13, 2002 in accordance with the terms of the original award. Mr. Woodward has 90 days following September 13, 2002, to exercise all vested ISOs. All non-vested Non Qualified Stock Options (NQs) were cancelled effective September 13, 2002. Vested NQs, as of September 13, 2002 shall continue to be exercisable in accordance with their original terms.  Mr. Woodward also received the cash equivalent of his current welfare benefits for the remainder of the employment term pursuant to Mr. Woodward’s Employment Agreement of $10,976, which was paid concurrently with the execution of the Separation Agreement and Release.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenue.  Revenues decreased $2.3 million during the three-month period ended September 30, 2002 to $4.9 million compared to $7.3 million for the three-month period ended September 30, 2001. Revenues decreased $6.4 million for the nine-month period ended September 30, 2002 to $16.4 million compared to $22.8 for the nine-month period ended September 30, 2001.  The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and billing rate reductions.

Cost of Revenues.  Cost of revenues decreased $1.5 million to $3.9 million for the three-month period ended September 30, 2002 from $5.4 million in the comparable period in 2001.  Cost of revenues decreased $3.7 million for the nine-month period ended September 30, 2002 to $13.0 million compared to $16.7 million for the nine-month period ended September 30, 2001.  The decrease in cost of revenues was attributable to the overall decrease in revenues.  Cost of revenues as a percentage of revenues increased to approximately 79% for the three-month period ended September 30, 2002 from 75% for the three-month period ended September 30, 2001.  Cost of  revenues as a percentage of revenues increased to approximately 79% for the nine-month period ended September 30, 2002 from approximately 73% for the nine-month period ended September 30, 2001.  The increase in the cost of revenues as a percentage of revenues is due to higher personnel costs and lower billing rates.

Gross Profit.  Gross profit decreased as a percentage of revenues to approximately 21% in the three-month period ended September 30, 2002 from 25% for the comparable period in 2001.  Gross profit decreased as a percentage of revenues to approximately 21% in the nine-month period ended September 30, from 27% for the comparable period in 2001.  The decrease in gross profit was attributable to the overall decrease in revenues, higher personnel costs and lower billing rates.

Selling, General & Administrative Expenses (SG&A). SG&A expenses decreased approximately 36% to $1.9 million in the three-month period ended September 30, 2002 from $3.0 million for the comparable period in 2001.  SG&A as a percentage of revenue decreased to 39% for the three-month period ended September 30, 2002 from 42% for the comparable period in 2001.  SG&A expenses decreased 41% to $7.2 million in the nine-month period ended September 30, 2002 from $12.2 million in the comparable period in 2001.  SG&A as a percentage of revenue decreased to 44% for the nine-month period ended September 30, 2002 from 53% for the comparable period in 2001.  The decrease in SG&A expenses resulted due to cost-cutting measures and a reduction in bad debt expense, partially offset by the costs associated with the settlement of litigation, the closure of the Barbados Solution Center and severance paid to former CEO Dan Woodward. The Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002.  The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and $95,000 for facility-related costs.  The pretax charge includes approximately $145,000 to write the fixed assets down to their market value.  The liability has been paid as of September 30, 2002, and the office was closed on October 15, 2002. The Company recorded a charge of approximately $340,000 in connection with the severance paid to the former CEO.

Loss from Operations:  For the reasons set forth above, loss from operations for the three months ended September 30, 2002 decreased to $.9 million as compared to a loss from operations of $1.2 million in the comparable period in 2001.  As a percentage of revenues, the loss from operations for the three months ended September 30, 2002 increased to 18% as compared to approximately 16% in the comparable period in 2001.  Loss from operations for the nine months ended September 30, 2002 decreased to $3.7 million as compared to a loss from operations of $6.0 million in the comparable period in 2001.  As a percentage of revenues, the loss from operations for the nine months ended September 30, 2002 decreased to 23% as compared to approximately 26% in the comparable period in 2001.

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $4.0 million at September 30, 2002 from $7.1 million at December 31, 2001.  Cash and equivalents and marketable debt securities were $2.6 million at September 30, 2002 compared to $5.3 million at December 31, 2001.  The primary use of cash during the nine months ended September 30, 2002 was to fund operating activities of approximately $2.6 million and to purchase one million shares of the Company’s common stock for $200,000.  The Company’s accounts receivables were $2.5 million at September 30, 2002 and $3.2 million at December 31, 2001.  Billed days sales outstanding, net of allowance for doubtful accounts, was 47 days at September 30, 2002 and 39 days at December 31, 2001.

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock (“Preferred Stock”) for $8,000,000. The Company also issued a warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company’s Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after April 12, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each warrant entitles the holder to purchase one share of Common Stock prior to April 14, 2005. On January 30, 2002, The Travelers Indemnity Company converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent common stock.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents are sufficient to fund operations for the next 12 months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities which may result in further dilution to shareholders.  No assurance can be given that any such additional sources of financing will be available on acceptable terms. If the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

Significant Accounting Policies

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which is effective for the Company beginning January 1, 2002, and supersedes “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (SFAS No. 121).  SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairments of long-

lived assets.  The implementation of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position in the three-month and nine-month periods ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities.  SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities  that are initiated after December 31, 2002.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended September 30, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s 2001 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosures Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 30, 2002 (the “Evaluation Date”), each has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item. 5.  Other Information.

On August 1, 2002, Felicia A. Norvell was named Corporate Counsel and elected Corporate Secretary by the Board of Directors effective immediately.

On September 10, 2002, Robert D. Merkl was named Chairman of the Board, President and Chief Executive Officer of the Company effective immediately.

On September 13, 2002, the Company entered into a Separation Agreement and Release with Dan S. Woodward, the Company’s former Chief Executive Officer, in order to amicably resolve the terms of Mr. Woodward’s separation from the Company.  Under the terms of the Separation and Release Agreement, the Company agreed to pay Mr. Woodward $306,000 paid out as follows:  $256,000 paid immediately, less all applicable state and federal taxes, and two payments of $25,000 each to be paid on August 1, 2003 and September 1, 2003, less all applicable state and federal taxes.  In addition to the above, Mr. Woodward’s non-vested Incentive Stock Options (ISOs) vested on September 13, 2002 in accordance with the terms of the original award. Mr. Woodward has 90 days following September 13, 2002, to exercise all vested ISOs. All non-vested Non Qualified Stock Options (NQs) were cancelled effective September 13, 2002. Vested NQs, as of September 13, 2002 shall continue to be exercisable in accordance with their original terms.  Mr. Woodward also received the cash equivalent of his current welfare benefits for the remainder of the employment term pursuant to Mr. Woodward’s Employment Agreement of $10,976, which was paid concurrently with the execution of the Separation Agreement and Release.

Mr. Woodward released the Company, its officers, directors, stockholders, corporate affiliates, attorneys, agents and employees from any and all claims of every kind which he ever had or now has, including, but not limited to, claims arising out of his employment, any claims of violation of Title VII of the Civil Rights Act of 1964, the Employee Retirement Income Security Act of 1974, the Fair Credit Reporting Act, the Americans with Disabilities Act or any claims brought under the Age Discrimination in Employment Act.  Mr. Woodward also agreed not to compete with the Company for a period of two years and not to solicit employees of the Company for one year.

Mr. Woodward will continue to serve as a member of the Board of Directors.

On October 5, 2002, Isaac Shapiro resigned as a member of the Audit Committee of the Board of Directors of the Company.  He continues to serve as a member of the Board of Directors.

On October 28, 2002, the Board of Directors increased the August 22, 2000, Board of Directors’ approval to repurchase up to two million shares of enherent common stock to four million shares.  The Board authorized the Company’s officers to implement the repurchase of common stock through open-market purchases to be made from time to time and at prevailing market prices.

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2002).
10.2	Separation Agreement and Release between Dan W. Woodward and the Company dated September 13, 2002 (Filed herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO and CEO (Filed herewith).

(b)          Reports on Form 8-K

On September 11, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 5 related to Dan S. Woodward, former Chairman and Chief Executive Officer, resigning as Chairman of the Board and Chief Executive Officer and the naming of Robert D. Merkl as Chairman, President and CEO of the Company.  This Current Report on Form 8-K did not include financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	November 13, 2002	BY	/s/ Robert D. Merkl
Robert D. Merkl
Chief Executive Officer

DATE	November 13, 2002	BY	/s/ George Warman
George Warman
Chief Financial Officer

CERTIFICATION

I, Robert D. Merkl, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of enherent Corp.,

2.               Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.               presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert D. Merkl
Robert D. Merkl
Chairman of the Board, President and Chief Executive Officer enherent Corp.
November 13, 2002

CERTIFICATION

I, George Warman, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of enherent Corp.;

2.               Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.               Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.               presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George Warman
George Warman Chief Financial Officer enherent Corp.
November 13, 2002

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2002).
10.2	Separation Agreement and Release between Dan W. Woodward and the Company dated September 13, 2002 (Filed herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO and CEO (Filed herewith).