Form 10-K
period 2002-12-31
ENHERENT CORP
filed 2003-03-28
CIK 1045560

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23315

enherent Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3914972 (I.R.S. Employer Identification No.)
80 Lamberton Road, Windsor, Connecticut (Address of principal executive offices)	06095 (Zip Code)
Registrant's telephone number, including area code: (860) 687-2200
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates of the registrant as of March 11, 2003, was approximately $1,400,175.

        The number of shares outstanding of each of the registrant's classes of Common Stock, as of March 11, 2003 was approximately 17,502,188 shares.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, to be held on May 9, 2003, are incorporated by reference into Part III hereof.

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

GENERAL

        enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989. The Company was reincorporated in Delaware in 1996 as PRT Group Inc. In 2002, the Company transitioned its principal executive offices from 12300 Ford Road, Suite 450, Dallas, Texas 75234 to 80 Lamberton Rd., Windsor, Connecticut 06095. The Company's telephone number is (860) 687-2200.

        enherent, in partnership with its clients and through the utilization of its Balanced Development MethodologySM, accelerates the design, development and delivery of discrete and seamless end-to-end solutions along the application development lifecycle. enherent addresses cross-industry business needs by focusing on the critical disciplines of project management, business requirements management and technology integration, while leveraging its intellectual capital to deliver scalable solutions that create value for its clients. On January 31, 2003, the Company had approximately 135 employees in the United States. Effective October 15, 2002, the Company had ceased operations at its near-shore Solution Center in Barbados, West Indies.

        enherent provides its services through two primary lines of business. The first—IT Staffing—provides clients with access to a wide range of IT professionals to augment their staffing needs. The second—Application Development Lifecycle Solutions—enables clients to turn over to enherent the management of an application development project, application maintenance project, application production support function or an entire IT department—with a goal of improving efficiency and maximizing results.

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

IT Staffing

        enherent's IT Staffing delivers individual or team staffing with a focus on the critical disciplines of project management, business requirements management and application development, from legacy systems and client servers to Internet and network solutions. The Company provides specific industry expertise in the insurance, financial services, capital markets/banking, pharmaceutical and high-tech industry sectors. To keep skills sharp, the Company provides required training for employees.

Application Development Lifecycle Solutions

        enherent provides clients access to expert technical support without the expense and administrative burden of maintaining facilities and technology or adding full-time personnel. Application Development Lifecycle Solutions include: 1) Application Engineering—architecture, strategy and design services; 2) Application Development and Integration—business analysis, project management, planning, development, coding, testing and deployment services; and 3) Performance Optimization—improvement, maintenance, enhancement, and production support services.

Target Markets

        enherent supports cross-industry platforms and technologies with targeted industry sectors including insurance, financial services, banking and capital markets, pharmaceuticals, healthcare and high-tech. enherent is active in several geographic markets, including the northeastern United States, from Washington, D.C. to Maine and the central United States including Texas and Illinois.

        enherent focuses its marketing efforts primarily at Fortune 1000-sized companies with significant IT and application development business needs. For the 12 months ending December 31, 2002, enherent's top 10 clients, listed alphabetically, were ASCAP, Chase Manhattan Bank, Cigna, Guy Carpenter, Hartford Insurance, J.P. Morgan, Mass Mutual, Pfizer, Prudential Insurance and SNET.

THE IT SERVICES INDUSTRY

        enherent believes that a number of key industry trends will continue to have a major influence on the worldwide IT services market and, therefore, on enherent's business.

General Business Conditions

        The current and continued economic recession and world events after the September 11, 2001 terrorist attacks on the United States coupled with the general macroeconomic drivers of the global economy have caused a significant negative impact on overall Information Technology spending. The market for application development services has demonstrated a continued decline throughout 2002, and the Company believes that at the present time there do not appear to be signs of a significant recovery in the market for application development services in the near-term.

Budget Constraints—IT Spending

        As a result of the general economic climate, there are several significant trends that continue to affect spending on application development and IT staffing services. enherent believes that its existing and potential clients are experiencing reduced budgets and are choosing to delay and/or cancel projects. In addition, the Company has faced a significant increase in price pressure as a result of overall budget constraints and the abundance of IT professionals in the core IT market space. In those industries hardest hit by the economic slowdown, clients are implementing rate reductions without negotiation and in the Company's experience these reductions have approached greater than 10 percent of billing rates.

Vendor Management Organizations—Human Capital Management

        enherent has observed that throughout 2002 companies increasingly engaged Vendor Management Organizations (Human Capital Management) firms to assist them with managing and reducing their overall IT expenditures. As a result of this increase in Vendor Managed organizations, the supplier-side resource providers, such as enherent, are encountering the elimination of preferred vendor status, increased competition, reduced revenues and the advent of Vendor Management fees that are paid by the suppliers to the Vendor Managers. In the Company's experience these fees can range from 1% to greater than 5% of billing rates.

Outsourcing and Desktop Standardization Will Generate Business Opportunities

        Few enterprises can escape the conflicting demands of budget constraints and the requirements to maintain both existing systems and to develop new strategic initiatives. Many clients have turned to outsourcing to help meet these conflicting demands. While the maturation of the Indian and other offshore alternatives has attracted a significant amount of U.S. development work over the past two years, there is a viable market for "on-site" outsourcing for those IT providers who are capable of developing long-term relationships with clients—relationships based on mutual trust and on explicit risk mitigation procedures to protect the clients' long-term interests. enherent has demonstrated its ability to provide "on-site" outsourcing, and this operating model has gained more interest among our client base in the past several months.

        enherent believes that clients are also starting to realize the advantages of requiring a standardized desktop image across their organizations. enherent, in conjunction with an alliance partner, recently completed a successful desktop standardization project that the client estimates will save it $20 million over the next five years. This repeatable offering has been documented and is being marketed to a receptive target audience.

        The Company announced on June 3, 2002 its intentions to close the Company's Barbados, West Indies, Solution Center to reduce costs and improve operating efficiency. The Company implemented a plan to close the Barbados Solution Center, which was closed on October 15, 2002. (For additional information, see Footnote 10 in the Notes to Consolidated Financial Statements.)

COMPETITION

        The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of enherent are software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms as well as the internal IT staff of enherent's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. enherent does not believe that it has a significant advantage or disadvantage with respect to any of the enumerated competitive factors.

INTELLECTUAL PROPERTY RIGHTS

        The Company believes that its success and ability to compete are dependent in part upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements with its employees, subcontractors, key suppliers and customers to establish and protect its technology and other proprietary rights. The Company does not have any patents. The Company has copyright protection with respect to certain of its proprietary software, its web site and certain marketing materials, as well as U.S. trademark registration for many of its trade and service marks. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued software development and maintenance needs of its proprietary systems and technology and brand-name recognition are more important to establish and maintain a leadership position and strengthen its brand.

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

        On August 1, 2002, Felicia A. Norvell was named Corporate Counsel and elected Corporate Secretary by the Board of Directors effective immediately.

        On September 10, 2002, Robert D. Merkl was named Chairman of the Board, President and Chief Executive Officer of the Company effective immediately.

        On September 13, 2002, the Company entered into a Separation Agreement and Release (the "Agreement") with Dan S. Woodward, the Company's former Chief Executive Officer, in order to amicably resolve the terms of Mr. Woodward's separation from the Company. Under the terms of the Agreement, the Company agreed to pay Mr. Woodward $306,000 as follows: $256,000 paid immediately, on September 13, 2002, $25,000 on August 1, 2003, and $25,000 on September 1, 2003, each such amount less all applicable state and federal taxes. The Company chose to make the $25,000 payments payable to Mr. Woodward on August 1, 2003 and September 1, 2003 in March 2003. In addition to the above, Mr. Woodward's non-vested Incentive Stock Options (ISOs) vested on September 13, 2002 in accordance with the terms of the original award. Mr. Woodward had 90 days following September 13, 2002, to exercise all vested ISOs. All non-vested Non Qualified Stock Options (NQs) were cancelled effective September 13, 2002. NQs that vested as of September 13, 2002 continue to be exercisable in accordance with their original terms. Pursuant to the Agreement, Mr. Woodward also received the cash equivalent of his current welfare benefits ($10,976) for the remainder of his term of employment under his Employment Agreement, which was paid concurrently with the execution of the Separation Agreement and Release.

        On October 5, 2002, Isaac Shapiro resigned as a member of the Audit Committee of the Board of Directors of the Company. He continues to serve as a member of the Board of Directors.

        On October 28, 2002, the Board of Directors increased the August 22, 2000, Board of Directors' approval to repurchase up to 2 million shares of enherent Common Stock to 4 million shares. The Board authorized the Company's officers to implement the repurchase of Common Stock through open-market purchases to be made from time to time and at prevailing market prices.

        On December 2, 2002, the Company announced that it was transitioning its Headquarters from Dallas, Texas to Windsor, Connecticut. This transition was completed in December 2002.

Item 2. Properties

        The Company leases all of its facilities, consisting of a total of approximately 16,900 square feet of space in two locations. enherent currently operates in two types of facilities: (i) sales and account management offices and (ii) administration and operations offices in Dallas, Texas and Windsor, Connecticut. enherent has account management offices located in Texas and Connecticut and a sales location in Connecticut. At this time, the Company does not anticipate requiring additional space. In 2002, the Company was able to end the lease on its Computer Software Engineering Center (CSEC) in Barbados, West Indies.

Item 3. Legal Proceedings

        A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash. The Company filed a Motion for Summary Judgment that was denied on November 13, 2001. The parties reached a settlement agreement on May 22, 2002, for amounts substantially less than the amount claimed. At December 31, 2002, all amounts under this settlement have been paid.

        On September 10, 2001 enherent filed a lawsuit in Federal District Court in Virginia for breach of contract to recover monies owed to enherent by Interior Systems, Inc. ("ISI") for services provided by enherent in the amount of approximately $785,000. On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000. enherent denied these allegations. In December 2001 the parties reached a settlement agreement whereby ISI would pay $250,000 to enherent. As of December 31, 2002, the Company has received $225,000 under this settlement.

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

        Set forth below is the high and low bid information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2001
Second Quarter (after May 30)	$0.18	$0.10
Third Quarter	$0.33	$0.07
Fourth Quarter	$0.26	$0.11
2002
First Quarter	$0.25	$0.14
Second Quarter	$0.20	$0.05
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.10	$0.01

        The approximate number of stockholders of record of the Common Stock as of March 11, 2003 was approximately 2,300 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 11, 2003 was $.08.

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

        On August 22, 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company's outstanding Common Stock. As of December 31, 2001 the Company had purchased approximately 849,000 shares of its outstanding Common Stock for approximately $166,000. On January 30, 2002, with the approval of the Board of Directors, the Company entered into a Stock Purchase Agreement to purchase 1,000,000 shares of its Common Stock for $200,000 in cash that were outstanding as a result of the conversion of 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock. On October 28, 2002, the Board of Directors increased the August 22, 2000, Board of Directors' approval to repurchase up to 2 million shares of enherent Common Stock to 4 million shares. The Board authorized the Company's officers to implement the repurchase of Common Stock through open-market purchases to be made from time to time and at prevailing market prices. As of December 31, 2002 the Company had purchased a total of 1,849,000 shares of its common stock for a total of $366,000.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

        (In thousands, except per share data)

	Years Ended December 31
	1998	1999	2000	2001	2002
Statement of Operations Data:
Revenues	$85,607	$65,359	$43,697	$29,684	$20,812
Cost of revenues	64,096	47,815	30,753	21,760	16,389

Gross profit	21,511	17,544	12,944	7,924	4,423
Selling, general and administrative expenses	34,214	31,441	21,787	14,717	8,230
Restructuring charges and impairment of goodwill	—	7,483 (1)	—	14,974 (2)	—

Loss from operations	$(12,703)	$(21,380)	$(8,843)	$(21,767)	$(3,807)
Other income (expense)	663	165	311	29	40

Net loss	$(12,040)	$(21,215)	$(8,532)	$(21,738)	$(3,767)
Preferred stock dividends and accretion net of benefit to common shareholders	—	—	(5,474)	(511)	16

Net loss available to common shareholders	$(12,040)	$(21,215)	$(14,006)	$(22,249)	$(3,751)

Basic and Diluted loss per Common share	$(.66)	$(1.16)	$(.76)	$(1.26)	$(.21)

Weighted average common shares and equivalents outstanding	18,213,252	18,274,705	18,347,244	17,707,916	17,502,188

	December 31
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital	$23,577	$9,034	$11,322	$7,104	$4,020
Total assets	62,782	40,535	33,530	10,414	5,798
Current portions of long-term obligations	456	227	16	21	14
Long-term obligations, less current portions	1,424	1,135	28	20	5
Total liabilities	10,395	9,264	3,156	1,944	1,295
Series A senior participating redeemable convertible preferred stock	—	—	5,258	5,769	5,553
Total common stockholders' equity (deficit)	52,387	31,271	25,116	2,701	(1,050)

(1)
In 1999, the Company incurred $7.5 million in restructuring charges comprised of $2.0 million in severance related costs, $3.0 million in office closures and $2.5 million for the write-off of goodwill related to the acquisition of the Institute for Software Process Improvement, Inc.

(2)
In 2001, management performed an analysis of the undiscounted cash flow from the Computer Management Resources ("CMR") and Advance Computer Techniques ("ACT") acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded reducing the balance to zero.

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

Results of Operations

        The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.4	73.3	78.8

Gross profit	29.6	26.7	21.2
Selling, general and administrative expenses	49.9	49.6	39.5
Restructuring charges and impairment of goodwill	—	50.4	—

Loss from operations	(20.3)	(73.3)	(18.3)
Other income (expense)	.7	.1	.2
Net loss	(19.6)	(73.2)	(18.1)
Preferred stock dividends and accretion net of benefit to common shareholders	(12.5)	(1.7)	.1
Net loss available to common shareholders	(32.1)%	(74.9)%	(18.0)%

Fiscal Year 2002 Compared to Fiscal Year 2001

        Revenues.    Revenues decreased approximately 29.9% to $20.8 million in fiscal year 2002 from $29.7 million in fiscal year 2001. The decrease in revenue was the result of several projects coming to an end, the non-renewal of certain client assignments and lower rates realized for billable consultants. The Company anticipates that this trend will continue.

        Cost of Revenues.    Cost of revenues decreased approximately 24.7% to $16.4 million in fiscal year 2002 from $21.8 million for the comparable period in 2001. As a percentage of revenues, cost of revenues increased to approximately 78.8% in fiscal year 2002 from approximately 73.3% for fiscal year 2001. The increase in cost of revenues as a percentage of revenues was due to a combination of higher personnel costs and lower rates realized for billable consultants.

        Gross Profit.    For the reasons set forth above, gross profit decreased as a percentage of revenues to approximately 21.2% in 2002 from approximately 26.7% for the comparable period in 2001.

        Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately 44.1% to $8.2 million in fiscal year 2002 from $14.7 million for the comparable period in 2001. As a percentage of revenues, SG&A expenses decreased to approximately 39.5% in fiscal year 2002 from approximately 49.6% for the comparable period in 2001. The decrease in SG&A expenses resulted from cost-cutting measures implemented in 2001 and 2002 and a reduction in bad debt expense of approximately $1.5 million. Cost-cutting measures included staffing reductions representing approximately $2.8 million. These decreases are partially offset by the costs associated with the settlement of litigation, the closure of the Barbados Solution Center and severance paid to former CEO Dan Woodward. The Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and approximately $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability has been paid as of September 30, 2002, and the office was closed on October 15, 2002. The Company recorded a charge of approximately $340,000 in connection with the severance paid to the former CEO. As of December 31, 2002, $50,000 of this severance obligation remains unpaid.

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

        Loss from Operations.    For the reasons set forth above, loss from operations for the fiscal year 2002 was $3.8 million compared to a loss of $21.8 million in the comparable period in 2001. As a percentage of revenues, the loss from operations for the fiscal year 2002 was approximately (18.3)% compared to approximately (73.3)% in the comparable period in 2001. For the reasons set forth above, excluding the impairment of goodwill charge, loss from operations for the fiscal year 2002 decreased $3.0 million in fiscal year 2002 to $3.8 from $6.8 million in the comparable period in 2001.

        Other Income (Expense).    Other income (expense) includes interest income, interest expense and miscellaneous income (expense). Interest income decreased approximately 84% to approximately $33,000 in 2002 from approximately $206,000 in 2001. This decrease in interest earned was due to lower cash balances and lower interest rates. Interest expense decreased approximately $14,000 in 2002 due to the maturing of capital leases. In 2002, miscellaneous income includes a gain on the disposal of certain fixed assets of approximately $72,000.

        Preferred Stock Dividends and Accretion Net of Benefit to Common Shareholders.    Preferred Stock Dividends decreased $.5 million in 2002 because under the terms of a Stock Purchase Agreement with The Travelers Indemnity Company ("The Travelers"), The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. Subsequently, enherent retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The Preferred Stock was carried at approximately $720,000 at the date of the transaction. Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common shareholders of approximately $527,000 was recorded. Accretion on the remaining preferred stock was approximately $511,000 for the year ended December 31, 2002.

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

        Gross Profit.    For the reasons set forth above, gross profit decreased as a percentage of revenues to approximately 26.7% in 2001 from approximately 29.6% for the comparable period in 2000.

        Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately 32.5% to $14.7 million in fiscal year 2001 from $21.8 million for the comparable period in 2000. As a percentage of revenues, SG&A expenses decreased to approximately 49.6% in fiscal year 2001 from approximately 49.9% for the comparable period in 2000. The decrease in SG&A expenses resulted from cost-cutting measures implemented in 2000 and 2001, offset by an increase in bad debt expense of approximately $.8 million.

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

        Other Income (Expense).    Other income (expense) includes interest income, interest expense and miscellaneous income (expense). Interest income decreased approximately 51.5% to approximately $206,000 in 2001 from approximately $425,000 in 2000. This decrease in interest earned was due to lower cash balances and the sale of marketable securities. Interest expense decreased approximately $187,000 in 2001 due to the retirement of a promissory note in the second quarter of 2000 and no borrowings against the credit facility. In 2001, miscellaneous expense includes a loss on the disposal of certain fixed assets related to office closures.

        Preferred Stock Dividends and Accretion Net of Benefit to Common Shareholders.    Preferred Stock Dividends decreased $5.2 million in 2001 due to the sale of 8,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock by the Company in the second quarter of 2000, at a price below the then-current market price of the Company's Common Stock. This discount, aggregating approximately $5.2 million, was deemed a dividend on Preferred Stock. The Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion increased $.2 million in 2001 due to a full year of expense in 2001 compared to a partial year in 2000.

Quarterly Results

        The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2002. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consist only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three Months Ended
	Mar 31, 2001	June 30, 2001	Sept 30, 2001	Dec 30, 2001	Mar 31, 2002	June 31, 2002	Sept 30, 2002	Dec 31, 2002
	(in Thousands)
Statement of Income Data:
Revenues	$8,164	7,402	7,262	$6,856	$5,916	$5,551	$4,944	$4,401
Cost of revenues	5,979	5,273	5,431	5,077	4,724	4,333	3,908	3,424

Gross profit	2,185	2,129	1,831	1,779	1,192	1,218	1,036	977
Selling, general and administrative	5,371	3,783	3,026	2,537	2,988	2,254	1,940	1,048
Impairment of goodwill	—	—	—	14,974	—	—	—	—

Loss from operations	$(3,186)	$(1,654)	$(1,195)	$(15,732)	$(1,796)	$(1,036)	$(904)	$(71)
Other income (expense)	(222)	159	55	37	11	10	5	14

Net loss	(3,408)	(1,495)	(1,140)	(15,695)	(1,785)	(1,026)	(899)	(57)
Preferred stock dividends and accretion net of benefit to common shareholders	(121)	(126)	(130)	(134)	400	(124)	(128)	(132)

Net loss available to common shareholders	$(3,529)	$(1,621)	$(1,270)	$(15,829)	$(1,385)	$(1,150)	$(1,027)	$(189)

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.2	71.2	74.8	74.1	79.9	78.1	79.0	77.8

Gross profit	26.8	28.8	25.2	25.9	20.1	21.9	21.0	22.2
Selling, general and administrative	65.8	51.1	41.7	37.0	50.5	40.6	39.2	23.8
Impairment of goodwill	—	—	—	218.4	—	—	—	—

Loss from operations	(39.0)	(22.3)	(16.5)	(229.5)	(30.4)	(18.7)	(18.2)	(1.6)
Other income (expense)	(2.7)	2.1	.8	.5	.2	.2	.1	.3

Net loss	(41.7)	(20.2)	(15.7)	(229.0)	(30.2)	(18.5)	(18.1)	(1.3)
Preferred stock dividends and accretion net of benefit to common shareholders	(1.5)	(1.7)	(1.8)	(2.0)	6.8	(2.2)	(2.6)	(3.0)

Net loss available to common shareholders	(43.2)%	(21.9)%	(17.5)%	(230.9)%	(23.4)%	(20.7)%	(20.7)%	(4.3)%

Liquidity and Capital Resources

        The Company's working capital decreased to $4.0 million at December 31, 2002 from $7.1 million at December 31, 2001. Cash and equivalents were $3.1 million at December 31, 2002 compared to $5.3 million at December 31, 2001. The primary uses of cash during the year ended December 31, 2002 were to fund the cash used in operations as a result of the net operating loss of $3.8 million, partially offset by a decrease in accounts receivable of $1.5 million.

        The Company anticipates that its primary uses of working capital in the near term will be to fund current operations. The current operating plan includes increasing the amount of services rendered to existing clients, the development of new clients and controlling operating expenses. Controlling operating expenses could include a further reduction in personnel and/or the consolidation of facilities. The Company continues to review all costs associated with operating its business. The Company believes that its current cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Currently the Company does not have a credit facility. If cash generated form operations is insufficient and the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

Critical Accounting Policies

        In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policies as those most important to the portrayal of its financial condition and those that require the most subjective judgment. Although the Company believes that its estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to our financial results.

Revenue Recognition

        Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. Revenue is recognized as services are performed on a time-and-materials basis and calculated from a consultant's time sheet and expense report using agreed-upon hourly rates. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, the Company also enters into fixed priced software development contracts. The Company recognizes revenue from fixed price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. In 2002, less than two percent of the Company's revenues were from fixed price contracts. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses. Anticipated losses on fixed price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue.

Accounts Receivable—Allowance for Doubtful Accounts

        The Company's accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. Because our accounts receivable typically are unsecured, the Company periodically evaluates the collectability of these accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history and third-party credit analysis reports. In cases where the evidence suggests a customer may not be able to satisfy its obligations, the Company sets up a specific reserve in an amount determined to be appropriate for the perceived risk.

Goodwill

        In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the CMR and ACT acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001, reducing the balance of goodwill to zero.

Deferred Taxes

        For U.S. federal income tax purposes, at December 31, 2002, the Company had a net loss carryforward of approximately $44.6 million which begins to expire in 2018. Due to the uncertainty of our ability to utilize these deferred tax assets, the Company has provided a valuation allowance to offset these deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation could have a significant positive impact on net income.

FACTORS THAT MAY AFFECT FUTURE RESULTS

General Business Conditions

        The current and continued economic recession and world events after the September 11, 2001 terrorist attacks on the United States coupled with the general macroeconomic drivers of the global economy have caused a significant negative impact on overall Information Technology spending. The market for application development services has demonstrated a continued decline throughout 2002 and the Company believes that at the present time there do not appear to be signs of a significant recovery in the near-term. The Company's business could be impacted by customer actions to delay, reduce in scope or cancel orders for the Company's services. There can be no assurance that there will be continued demand for the Company's services, which could have a material adverse effect on the Company's business, operating results and financial condition.

Budget Constraints—IT Spending

        As a result of the general economic climate, there have been several significant trends that continue to affect spending on application development and IT staffing services. enherent believes that its existing and potential clients are experiencing reduced budgets and are choosing to delay and/or cancel projects. In addition there has been a significant increase in price pressure as a result of overall budget constraints and the abundance of IT professionals in the core IT market space. In those industries hardest hit by the economic slowdown, clients are implementing rate reductions without negotiation. In the Company's experience, these reductions have approached greater than 10 percent of billing rates.

Vendor Management Organizations—Human Capital Management

        enherent has observed that throughout 2001 and 2002, companies increasingly have engaged Vendor Management Organizations (Human Capital Management) firms to assist them with managing and reducing their overall IT expenditures. As a result of this increase in Vendor Managed organizations, the supplier-side resource providers, such as enherent, are encountering the elimination of preferred vendor status, increased competition, reduced revenues and the advent of Vendor Management fees that are paid by the suppliers to the Vendor Managers. In the Company's experience, these fees can range from 1% to greater than 5% of billing rates. The Company anticipates that this trend will continue.

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

Risks Associated with International Operations

        During the years ended December 31, 2000, 2001 and 2002, the percentage of the Company's revenue generated outside the United States was 8.6%, 9.7%, and 7.8%, respectively. There were no revenues generated by the Company outside the United States prior to 1995, and the Company does not expect to generate revenues from outside the United States for the foreseeable future.

        enherent operated its Barbados CSEC for approximately six years. The Company announced on June 3, 2002 its intentions to close the Company's Barbados Solution Center to reduce costs and improve operating efficiency. The Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and approximately $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability was paid as of September 30, 2002. The Barbados Solution Center was closed on October 15, 2002. The risks formerly associated to the Company's international operations do not apply now that the Company has no operations internationally.

Losses

        The Company has incurred losses from the years ended December 31, 1995 through the year ended December 31, 2002. In order to operate profitably in the future, the Company must accomplish some or all of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients; (ii) develop and realize additional revenue sources, (iii) reduce costs of providing services or (iv) control operating expense.

Fluctuations in Operating Results

        The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including, but not limited to: (i) the timing and number of client projects commenced (or delayed by the client) and completed during the quarter, (ii) the number of working days in a quarter and (iii) employee hiring, attrition and utilization rates. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, is relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future projects and opportunities for revenue growth. Quarterly results are likely to fluctuate, which may cause a material adverse effect on the market price of enherent's Common Stock. (See Quarterly results section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation.")

Concentration of Revenues

        In fiscal year 2002, approximately 72% of the Company's revenues were derived from five clients with one client accounting for approximately 30% of the Company's revenues in 2002, 20% of the Company's revenues in 2001and 14% of the Company's revenue in 2000. During each of fiscal years 2000 and 2001, approximately 53% and 68% of the Company's revenues were derived from its five largest clients.

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

Fixed-Price Engagements

        The Company principally bills for its services on a time-and-materials or line-of-code basis. The Company occasionally has entered into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While the Company's business, operating results and financial condition have not been materially adversely affected by any failure of the Company to complete a fixed-price engagement within budget in the past and the Company does not anticipate any such failure in the future, any such failure could expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition. Fixed price engagements represented approximately 2% of the Company's revenue in 2002.

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

United States Government Regulation of Immigration

        The Company recruits employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2002, approximately 24% of enherent's worldwide workforce was working under such temporary work permits in the United States. Although, to date, enherent has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the Department of Homeland Security or State Department. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of the Company to retain work permit employees in the United States or employees working under work permits in other countries, could increase the Company's cost of recruiting and retaining the requisite number of IT professionals, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Control by Principal Stockholders

        As of December 31, 2002, Douglas K. Mellinger, Gregory S. Mellinger and Paul L. Mellinger owned approximately 23% of the outstanding voting equity securities and therefore had significant control of the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

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

        On April 13, 2000, enherent entered into a Securities Purchase Agreement with Tudor Investment Corporation, The Travelers and EGF Eurofinancial Investment Company for $8,000,000 in working capital funding in exchange for the private placement of enherent Series A Senior Participating Redeemable Convertible Preferred Stock and Warrants. Under the terms of the Agreement, the Company's Series A Senior Participating Redeemable Convertible Preferred Stock was purchased at a price per share of $1.00. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to adjustment under certain circumstances. In connection with this transaction, enherent issued to the investors Warrants to purchase four million shares of Common Stock, subject to adjustment under certain circumstances, at an exercise price of $1.00 per share.

        As a consequence of the Tudor Investment Corporation's purchase of Series A Senior Participating Redeemable Convertible Preferred Stock and Tudor's ownership of Common Stock, Tudor owns approximately 18% of the Company's voting equity securities. Tudor's Series A preferred shares vote on an as-converted basis, representing approximately 15% of the Company's voting equity securities.

        On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with The Travelers Indemnity Company ("The Travelers"), pursuant to which The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock into 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock.

        The Travelers sold its Series A Senior Participating Redeemable Convertible Preferred Stock on December 17, 2002, to Primesoft, LLC ("Primesoft"). As a result of its purchase of The Travelers' 2,750,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock, Primesoft owns approximately 11% of the Company's voting equity securities. Primesoft's Series A preferred shares vote on an as-converted basis, representing approximately 11% of the Company's voting equity securities.

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

Shares Eligible for Future Sale; Registration Rights

        As of December 31, 2002, the Company had an aggregate of 17,502,188 shares of Common Stock and Non-Voting Common Stock outstanding, 16,825,032 of which were freely tradable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 677,156 shares in the aggregate of Common Stock and Non-Voting Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. Furthermore, on January 27, 2000, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock reserved for issuance to employees who elect to purchase such Common Stock as an investment option under the Company's Stock Option Plan.

        Tudor beneficially owns (currently owns and has the right to acquire) approximately 28% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). The shares of Common Stock issuable upon conversion of the Convertible Preferred Stock have been registered under an effective registration statement and can be resold upon conversion of the Convertible Preferred Stock. Similarly, Primesoft beneficially owns (currently owns and has the right to acquire) approximately 21% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). The Company cannot predict the effect that future sales of stock, especially by Tudor or Primesoft, will have on the market price of enherent Common Stock prevailing from time to time. Sales of substantial amounts of enherent Common Stock (including shares issued upon the conversion of the Convertible Preferred Stock or the exercise of stock options or Warrants), and even the perception that such sales could occur, may adversely affect prevailing market prices for enherent Common Stock.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 4, 2003 (the "2003 Proxy Statement").

Item 11. Executive Compensation

        The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Management and Certain Beneficial Owners in the 2003 Proxy Statement."

Item 13. Certain Relationships and Related Transactions

        The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2003 Proxy Statement.

Item 14. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Within 90 days prior to the filing of this report, our principal executive officer ("CEO") and principal financial officer ("CFO") evaluated the effectiveness of our disclosure controls and procedures. Based on these evaluations, our CEO and CFO believe (i) that our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in this Report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are functioning as designed.

        Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation referred to above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

            (3)  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company's Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed March 22, 2002).
4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed April 14, 2000).
4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed April 14, 2000).
10.1	Employment Agreement between Dan Woodward and the Company dated April 30, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 14, 2002).
10.2	Separation Agreement and Release between Dan S. Woodward and the Company dated September 13, 2002 (Filed herewith).
10.3	Employment Agreement between George Warman and the Company dated November 1, 2002 (filed herewith).
10.4	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Form S-8 filed January 22, 1998).
10.5	Stock Purchase Agreement between Travelers Indemnity Company and enherent, dated January 30, 2002. (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on form 10-K filed March 22, 2002).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP, dated March 21, 2003 (filed herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CFO and CEO (Filed herewith).

            (4)  Current reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent CORP.
Date: March 28, 2003	By:	/s/ ROBERT D. MERKL Robert D. Merkl Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: March 28, 2003	By:	/s/ ROBERT D. MERKL Robert D. Merkl Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2003	By:	/s/ GEORGE WARMAN George Warman Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 28, 2003	By:	/s/ ROBERT P. FORLENZA Robert P. Forlenza Director
Date: March 28, 2003	By:	/s/ DOUGLAS K. MELLINGER Douglas K. Mellinger Director
Date: March 28, 2003	By:	/s/ ISAAC SHAPIRO Isaac Shapiro Director
Date: March 28, 2003	By:	/s/ IRWIN J. SITKIN Irwin J. Sitkin Director
Date: March 28, 2003	By:	/s/ DAN S. WOODWARD Dan S. Woodward Director

SOB § 302 CERTIFICATION

CFO:

        I, George Warman, certify that:

1.
I have reviewed this annual report on Form 10-K of enherent, Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE WARMAN George Warman Chief Financial Officer
Date: March 24, 2003

SOB § 302 CERTIFICATION

CEO:

        I, Robert D. Merkl, certify that:

1.
I have reviewed this annual report on Form 10-K of enherent, Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT D. MERKL Robert D. Merkl Chief Executive Officer
Date: March 24, 2003

enherent Corp. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
enherent Corp.

        We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of enherent Corp. and Subsidiaries at December 31, 2001 and 2002, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 3, 2003

enherent Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except number of shares)

	December 31,
	2001	2002
Assets
Current assets:
Cash and equivalents	$5,269	$3,067
Accounts receivable, net of allowance of $256 in 2001 and $57 in 2002	3,208	1,926
Prepaid expenses and other current assets	460	259

Total current assets	8,937	5,252
Fixed assets, net	1,382	477
Other assets	95	69

Total assets	$10,414	$5,798

Liabilities and stockholders' equity
Current liabilities:
Accrued compensation	$680	$283
Accounts payable	493	470
Accrued expenses	495	294
Current portion of capital lease obligations	21	14
Deferred revenue	144	171

Total current liabilities	1,833	1,232
Capital lease obligations, net of current portion	20	5
Deferred rent	91	58

Total liabilities	1,944	1,295
Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares; issued and outstanding—8,000,000 shares at December 31, 2001 and issued and outstanding—7,000,000 shares at December 31, 2002	5,769	5,553
Common stockholders' equity (deficit):
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—18,351,311 shares, outstanding—17,502,188 shares at December 31, 2001; issued—19,351,311 shares, outstanding—17,502,188 shares at December 31, 2002	18	19
Additional paid-in capital	94,212	94,411
Treasury stock, at cost—849,123 shares in 2001 and 1,849,123 shares in 2002	(166)	(366)
Accumulated deficit	(91,363)	(95,114)

Total common stockholders' equity (deficit)	2,701	(1,050)

Total liabilities and stockholders' equity	$10,414	$5,798

See accompanying notes.

enherent Corp. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years ended December 31,
	2000	2001	2002
Revenues	$43,697	$29,684	$20,812
Cost of revenues	30,753	21,760	16,389

Gross profit	12,944	7,924	4,423
Selling, general and administrative expenses	21,787	14,717	8,230
Impairment of goodwill	—	14,974	—

Loss from operations	(8,843)	(21,767)	(3,807)
Other income (expense):
Miscellaneous income (expense)	96	(154)	16
Interest expense	(210)	(23)	(9)
Interest income	425	206	33

Net loss	(8,532)	(21,738)	(3,767)
Preferred stock dividends and accretion net of benefit to common shareholders	(5,474)	(511)	16

Net loss available to common stockholders	$(14,006)	$(22,249)	$(3,751)

Basic and diluted net loss per share	$(.76)	$(1.26)	$(.21)

Number of shares used in computing basic and diluted net loss per share	18,347	17,708	17,502

See accompanying notes.

enherent Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2000, 2001 and 2002
(In thousands, except number of shares)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount	Total
Balance at December 31, 1999	18,283,642	$18	$86,361	$(55,108)	—	—	$31,271
Net loss	—	—	—	(8,532)	—	—	(8,532)
Exercise of stock options	67,669	—	210	—	—	—	210
Issuance of preferred shares and common stock warrants, net of issuance costs	—	—	2,475	—	—	—	2,475
Dividends on preferred stock	—	—	5,166	(5,166)	—	—	—
Accretion of preferred stock	—	—	—	(308)	—	—	(308)

Balance at December 31, 2000	18,351,311	18	94,212	(69,114)	—	—	25,116
Net loss	—	—	—	(21,738)	—	—	(21,738)
Purchase of treasury stock	—	—	—	—	849,123	(166)	(166)
Accretion of preferred stock	—	—	—	(511)	—	—	(511)

Balance at December 31, 2001	18,351,311	18	94,212	(91,363)	849,123	(166)	2,701
Net loss	—	—	(3,767)	—	(3,767)
Conversion of preferred shares to common shares	1,000,000	1	199	—	—	—	200
Purchase of treasury stock	—	—	—	—	1,000,000	(200)	(200)
Accretion of preferred stock net of benefit to common shareholders	—	—	—	16	—	16

Balance at December 31, 2002	19,351,311	$19	$94,411	$(95,114)	1,849,123	$(366)	$(1,050)

See accompanying notes.

enherent Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2000	2001	2002
Cash flows from operating activities
Net loss	$(8,532)	$(21,738)	$(3,767)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
Depreciation and amortization	3,694	2,345	809
(Gain) loss on disposal of fixed assets	1,231	450	(72)
Loss on the sale of marketable securities	56	—	—
Provision (credit) for doubtful accounts	581	1,369	(199)
Goodwill impairment	—	14,974	—
Deferred rent	(265)	(30)	(33)
Changes in operating assets and liabilities:
Accounts receivable	734	2,820	1,481
Prepaid expenses and other current assets	627	116	201
Other assets	287	6	26
Accrued compensation	(1,610)	(60)	(397)
Accounts payable	(1,026)	(630)	(23)
Accrued expenses	(1,354)	(536)	(201)
Deferred revenue	(535)	47	27

Net cash used in operating activities	(6,112)	(867)	(2,148)

Cash flows from investing activities
Purchases of fixed assets	(679)	(18)	(19)
Sales of marketable securities	1,026	728	—
Proceeds from sale of fixed assets	24	—	187

Net cash provided by investing activities	371	710	168

Cash flows from financing activities
Repayment of note payable	(1,000)	—	—
Exercise of stock options	210	—	—
Purchase of treasury stock	—	(166)	(200)
Principal payments under capital lease obligations	(318)	(36)	(22)
Issuance of preferred shares and common stock warrants, net of issuance costs	7,425	—	—

Net cash (used in) provided by financing activities	6,317	(202)	(222)

Net (decrease) increase in cash and equivalents	576	(359)	(2,202)
Cash and equivalents at beginning of period	5,052	5,628	5,269

Cash and equivalents at end of period	$5,628	$5,269	$3,067

Supplemental disclosure of cash flow information
Interest paid	$210	$23	$9

Noncash financing activities
Acquisition of fixed assets through capital leases	$—	$33	$—

See accompanying notes.

enherent Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

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

        The Company has account management offices located in Connecticut and Texas and a sales location in Connecticut. The Company closed its Solution Center in Barbados, West Indies in 2002. During 2000, the Company relocated its corporate headquarters to Dallas, Texas. In 2002 the Company announced that its Connecticut office would serve as the Company's corporate headquarters. This transition was completed in December 2002.

        The Company anticipates that its primary uses of working capital in the near term will be to fund the Company's operations. Management believes that the cash equivalents are sufficient to fund operations for the next 12 months. If available cash and cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may in the future be required to seek additional sources of financing. If the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

2.    Summary of Significant Accounting Policies

Revenue Recognition

        Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. Revenue is recognized as services are performed on a time-and-materials basis and calculated from a consultant's time sheet and expense report using agreed-upon hourly rates. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, the Company also enters into fixed priced software development contracts. The Company recognizes revenue from fixed-price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. In 2002, less than two percent of the Company's revenues were from fixed-price contracts. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue.

Accounts Receivable—Allowance for Doubtful Accounts

        The Company's accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. Because our accounts receivable typically are unsecured, the Company periodically evaluates the collectability of these accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history and third-party credit analysis reports. In cases where the evidence suggests a customer may not be able to satisfy its obligations, the Company sets up a specific reserve in an amount determined to be appropriate for the perceived risk.

Principles of Consolidation

        The consolidated financial statements include the accounts of enherent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Research and Software Development Costs

        The Company expenses as incurred or capitalizes costs incurred to develop new software products in accordance with the Statement of Position 98-1, "Accounting for the Cost of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary and post-implementation stages of an internal use software project are expensed as incurred and that certain costs incurred in the application development stage of the project be capitalized. Such costs capitalized under SOP 98-1 are included in fixed assets in the accompanying balance sheet. No research and software development costs were capitalized in 2000, 2001 or 2002.

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

Fixed Assets

        Fixed assets are stated at cost less accumulated depreciation. Depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Equipment held under capital leases and leasehold improvements is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

Goodwill

        Goodwill was being amortized over 20 years using the straight-line method. The Company systematically reviewed the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. It was determined that impairment existed, and the future cashflows were discounted to determine the impairment amount. Based on the results of this analysis in 2001, it was determined that goodwill was impaired and a charge of $14,974,000 was recorded (see note 7).

Net Loss Per Share

        The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Computation of Earnings Per Share." Accordingly basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the Redeemable Convertible Preferred Stock (using the if-converted method) and related warrants and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation as the effect of including such shares is anti-dilutive.

        The following is a summary of the calculation of loss per share (in thousands, except per share data):

	Years ended December 31
	2000	2001	2002
Numerator:
Net loss applicable to common shareholders	$(14,006)	$(22,249)	$(3,751)
Denominator:
Weighted average shares outstanding	18,347	17,708	17,502
Basic and diluted loss per share	$(.76)	$(1.26)	$(.21)

        The Company has excluded the impact of the Redeemable Convertible Preferred Stock and related warrants and stock options outstanding under the Company's Stock Option Plan as the effect of including such shares would be anti-dilutive.

Stock-Based Compensation

        At December 31, 2002, the Company had a stock option plan, which is described more fully in Note 6. The Company accounts for stock options using the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"),

the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

        The following table illustrates the effect on net loss and loss per share if we applied the fair value recognition provisions of SFAS 123, instead of APB Opinion No. 25's intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	December 31,
	2000	2001	2002
Net loss available to common stockholders as reported	$(14,006)	$(22,249)	$(3,751)
Total stock option expense determined under fair value base method	(2,930)	(1,656)	(835)

Pro forma net earnings	$(16,936)	$(23,905)	$(4,586)

Net loss per common share as reported: basic and diluted	$(.76)	$(1.26)	$(.21)
Net loss per common share pro forma: basic and diluted	$(.92)	$(1.35)	$(.26)

        Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employees' stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	December 31,
Assumption
	2000	2001	2002
Risk-free interest rate	6.22%	4.77%	2.99%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company's Common Stock	1.12	1.28	1.40
Average life	5 years	5 years	5 years

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. Concentrations of credit risk with respect to accounts receivable are limited due to the creditworthiness of customers comprising the Company's customer base. Management regularly monitors the creditworthiness of its customers and generally requires no collateral. Management believes that it has adequately provided for any exposure to potential credit losses.

3.    Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the Company's financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for the Company beginning January 1, 2002, and superseded "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121"). SFAS No. 144 provides a single method of accounting for long-lived assets to be disposed of and retains requirements found in SFAS No. 121 with regards to the impairments of long-lived assets. The implementation of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial position in the 12-month period ended December 31, 2002.

4.    Fixed Assets

        Fixed assets consist of the following (in thousands):

	December 31
	2001	2002
Furniture and equipment	$2,497	$1,204
Computer equipment and software	8,665	3,540
Leasehold improvements	342	302

	11,504	5,046
Less accumulated depreciation and amortization	(10,122)	(4,569)

	$1,382	$477

        Depreciation expense was approximately $2,717,000, $1,433,000 and $809,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Fixed assets include assets under capital lease aggregating approximately $541,000 at December 31, 2001 and 2002. The accumulated amortization related to assets under capital leases is approximately $485,000 and $503,000 at December 31, 2001 and 2002, respectively.

5.    Series A Senior Participating Redeemable Convertible Preferred Stock

        On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a Warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after April 12, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each Warrant entitles the holder to purchase one share of Common Stock prior to April 14, 2005. The Preferred Stock and related Warrants were sold below the then-market value of the Company's Common Stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the

Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purpose of calculating loss per share. The Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion was $308,000, $511,000 and $511,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with The Travelers Indemnity Company ("The Travelers"), pursuant to which The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock into 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The Preferred Stock was carried at approximately $720,000 at the date of the transaction. Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common shareholders of approximately $527,000 was recorded.

6.    Stockholders' Equity

        In August 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company's outstanding Common Stock. In 2001, the Company repurchased approximately 849,000 shares of its outstanding Common Stock for approximately $166,000. In October 2002, the Board of Directors increased this buy-back figure to 4,000,000 shares of the Company's outstanding Common Stock.

        In June 1996, the Company established a Stock Option Plan (the "Option Plan") for officers, employees, consultants and non-employee directors to purchase shares of the Company's Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. In January 2000, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved by 1,000,000. At December 31, 2002, the Company had reserved 4,108,425 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

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

        Activity in the Option Plan is summarized as follows (in shares):

	Shares	Weighted Average Exercise price
Outstanding at December 31, 1999	2,962,592	$2.75
Granted	1,618,301	$1.09
Exercised	(67,669)	$3.10
Canceled and expired	(1,197,537)	$2.84

Outstanding at December 31, 2000	3,315,687	$1.89
Granted	250,500	$.40
Canceled and expired	(792,783)	$1.59

Outstanding at December 31, 2001	2,773,404	$1.82
Granted	1,080,000	$.03
Canceled and expired	(800,782)	$1.52

Outstanding at December 31, 2002	3,052,622	$1.22

Exercisable at December 31, 2000	791,090

Exercisable at December 31, 2001	1,553,610

Exercisable at December 31, 2002	1,842,924

Available for grant at December 31, 2002	1,055,803

        The weighted average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was $.90, $.35 and $.03, respectively.

        Information regarding the options outstanding under the Option Plan at December 31, 2002 is as follows:

Exercise Price Range	Number of Options Currently Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$ .03-$ .03	1,080,000	$.03	9.8	40,000	$.03
$ .10-$ .12	100,500	$.10	8.6	33,666	$.10
$ .38-$ .38	5,500	$.38	8.0	3,666	$.38
$ .63-$ .69	260,165	$.67	6.5	227,991	$.67
$1.13-$1.19	343,391	$1.19	3.4	295,869	$1.19
$1.88-$2.75	1,176,516	$2.34	3.1	1,158,516	$2.33
$3.63-$5.00	82,250	$3.92	5.5	78,916	$3.88
$5.63-$5.63	4,300	$5.63	4.0	4,300	$5.63

	3,052,622			1,842,924

        On September 13, 2002, the Company entered into a Separation Agreement and Release with Dan S. Woodward, the Company's former Chief Executive Officer. Under the terms of the Separation Agreement and Release, Mr. Woodward's non-vested Incentive Stock Options (ISOs), totaling approximately 28,000 shares, vested on September 13, 2002 in accordance with the terms of the original award. Mr. Woodward had 90 days following September 13, 2002, to exercise all vested ISOs. All non-vested Non Qualified Stock Options (NQs) were cancelled effective September 13, 2002. Vested NQs, as of September 13, 2002, totaling approximately 767,000 shares shall continue to be exercisable in accordance with their original terms.

7.    Impairment of Goodwill

        Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the Computer Management Resources ("CMR") and Advance Computer Techniques ("ACT") acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001.

8.    Income Taxes

        For financial reporting purposes, loss before taxes includes the following components (in thousands):

	2000	2001	2002
Pre-tax loss
U.S.	$(5,581)	$(20,062)	$(2,482)
Foreign	(2,951)	(1,676)	(1,285)

Net loss	$(8,532)	$(21,738)	$(3,767)

        There were no current or deferred federal or state and local taxes for the years ended December 31, 2000, 2001 and 2002.

        The actual income tax expense (benefit) differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

	December 31,
	2000	2001	2002
Computed "expected" tax expense/(benefit)	$(2,901)	$(7,391)	$(1,281)
Non-deductible losses of foreign subsidiaries	1,003	413	848
Non-deductible U.S. expenses	122	7	4
Valuation allowance relating primarily to U.S. net operating losses	2,064	7,033	589
State tax expense/(benefit), net of federal tax effect at state statutory rate	(215)	(734)	(149)
Other	(73)	672	(11)

	$—	$—	$—

        The Company has net operating loss carryforwards of approximately $44.6 million to offset future taxable income which begin to expire in 2018. Deferred tax assets are recognized if realization of such assets is more likely than not. Based on the weight of available evidence, which included the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Accounts receivable allowances	$97	$18
Accrued vacation	51	28
Accrued bonuses	80	8
Net operating loss carryforwards	12,239	16,951
Amortization expense	4,190	163
Deferred rent expense	34	22
Other	3	8

Total gross deferred assets	16,694	17,198

Deferred tax liabilities:
Depreciation of fixed assets	$(85)	$—

Total gross deferred liabilities	(85)	—

Net deferred tax asset	16,609	17,198
Valuation allowance	(16,609)	(17,198)

Net deferred tax asset	$—	$—

9.    Significant Clients

        During the years ended December 31, 2000, 2001 and 2002, approximately 53%, 68% and 72% of revenue was derived from the Company's five largest clients, respectively. Three clients accounted for 14%, 13% and 13% of total revenues for the year ended December 31, 2000. Three clients accounted for 20%, 15% and 11% of total revenues for the year ended December 31, 2001. Three clients accounted for 30%, 16% and 11% of total revenues for the year ended December 31, 2002.

10.    Commitments

        The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2004 with interest ranging from 8% to 10%. Future minimum lease payments relating to office space under noncancelable operating leases and future minimum capital lease payments as of December 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases
December 31:
2003	$15	$246
2004	5	155
2005	—	4
2006	—	—
2007	—	—

Total minimum lease payments	20	$405

Less amount representing interest	(1)

Present value of net minimum capital lease payments	19
Less current installments of obligations under capital leases	(14)

Obligations under capital leases, net of current installments	$5

        Rent expense was approximately $1,082,000, $939,000 and $445,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company vacated its office space at 342 Madison Ave. in New York upon the expiration of its lease on April 30, 2001, and exercised a termination clause and vacated a portion of its leased space at 80 Lamberton Road in Windsor, Connecticut. The termination clause for the Connecticut space required a nine-month notification period prior to the termination of the lease. In conjunction with this termination clause, the Company recorded a charge in the quarter ended March 31, 2001 of $120,000. In conjunction with vacating these offices, the Company recorded a charge in the quarter ended March 31, 2001 of approximately $355,000 for the losses incurred upon the disposal of office furniture and abandonment of leasehold improvements.

        The Company announced on June 3, 2002 its intentions to close the Company's Barbados Solution Center to reduce costs and improve operating efficiency. The Company implemented a plan to close the Barbados Solution Center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability has been paid and the Barbados Solution Center was closed on October 15, 2002.

11.    Deferred Compensation Plan

        The Company maintains a 401(k) plan (the "Plan") covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan members and is limited to the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2000 the Plan was modified providing a 100% Company match of up to 3% of eligible employee contributions. For the years ended December 31, 2000, 2001 and 2002, the Company recognized contributions of approximately $402,000, $323,000 and $205,000 respectively.

12.    Related Party Transactions

        Revenue generated from a client who is also a significant stockholder was approximately $6,100,000 for the year ended December 31, 2000. During the years ended December 31, 2001 and 2002, no revenue was generated from the client who is also a significant stockholder.

13.    Geographic Areas

        The Company operates in one industry segment, providing information technology solutions to its clients. In addition to its domestic operations, which include the United States, the Company had operations in the West Indies through October 15, 2002. Effective October 15, 2002, the Company has ceased operation in the West Indies. Geographic information is as follows (in thousands):

	December 31,
	2000		2001		2002
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Revenues	$39,943	$3,754	$26,812	$2,872	$19,184	$1,628

Long-lived assets	$2,366	$848	$977	$405	$470	$17

Total assets	$30,974	$2,556	$8,375	$2,039	$5,469	$330

14.    Litigation

        A former Chief Financial Officer of the Company filed a Demand for Arbitration on or about October 27, 2000, claiming that at the time of his termination he was entitled to stock options worth $3,000,000 or the stock option value in cash. The Company filed a Motion for Summary Judgment that was denied on November 13, 2001. The parties reached a settlement agreement on May 22, 2002, for amounts substantially less than the amount claimed. At December 31, 2002, all amounts under this settlement have been paid.

        On September 10, 2001 enherent filed a lawsuit in Federal District Court in Virginia for breach of contract to recover monies owed to enherent by Interior Systems, Inc. ("ISI") for services provided by enherent in the amount of approximately $785,000. On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000. enherent denied these allegations. In December 2001 the parties reached a settlement agreement whereby ISI agreed to pay $250,000 to enherent. As of March 1, 2003, the Company has received $225,000 under this agreement.

        In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

enherent Corp. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

[Item 15(a)]

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	(a) Deductions	Balance at End of Period
Year ended December 31, 2000
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$529	$581	$410	$700
Year ended December 31, 2001
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$700	$1,369	$1,813	$256
Year ended December 31, 2002
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$256	$(179)	$20	$57

(a)
Uncollectible receivables written off.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
Selected Consolidated Financial Data
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
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SOB § 302 CERTIFICATION
SOB § 302 CERTIFICATION
enherent Corp. and Subsidiaries Index to Consolidated Financial Statements
Report of Independent Auditors
enherent Corp. and Subsidiaries Consolidated Balance Sheets (In thousands, except number of shares)
enherent Corp. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
enherent Corp. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 2000, 2001 and 2002 (In thousands, except number of shares)
enherent Corp. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
enherent Corp. and Subsidiaries Notes to Consolidated Financial Statements
enherent Corp. and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS (In Thousands) [Item 15(a)]