Form 10-Q
period 2003-03-31
ENHERENT CORP
filed 2003-05-14
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23315

enherent Corp.

Delaware	No. 13-3914972
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

80 Lamberton Road Windsor, CT 06095
(Address of principal executive offices)

(860) 687-2200
(Telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                                NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock:

Class	Shares outstanding as of May 9, 2002
Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and equivalents	$2,467	$3,067
Accounts receivable, net of allowance of $48 at March 31, 2003 and $57 at December 31, 2002	1,940	1,926
Prepaid expenses and other current assets	220	259
Total current assets	4,627	5,252

Fixed assets, net	358	477
Other assets	63	69
Total assets	$5,048	$5,798

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$340	$283
Accounts payable	422	470
Accrued expenses	193	294
Current portion of capital lease obligations	9	14
Deferred revenue	32	171
Total current liabilities	996	1,232

Capital lease obligations, net of current portion	4	5
Deferred rent	51	58
Total liabilities	1,051	1,295

Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized-10,000,000 shares; issued and outstanding-7,000,000 shares at March 31, 2003 and December 31, 2002	5,689	5,553

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized-50,000,000 shares; issued-19,351,311 shares; outstanding-17,502,188 shares at March 31, 2003 and December 31, 2002	19	19
Additional paid-in capital	94,411	94,411
Treasury stock, at cost-1,849,123 shares at March 31, 2003 and December 31, 2002	(366)	(366)
Accumulated deficit	(95,756)	(95,114)
Total common stockholders’ equity (deficit)	(1,692)	(1,050)
Total liabilities and stockholders’ equity	$5,048	$5,798

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues	$3,653	$5,916
Cost of revenues	2,915	4,724
Gross profit	738	1,192

Selling, general and administrative expenses	1,248	2,988
Loss from operations	(510)	(1,796)

Other income (expense):
Miscellaneous income (expense)	3	—
Interest expense	(2)	(5)
Interest income	3	16
Net loss	(506)	(1,785)
Preferred stock accretion net of benefit to common shareholders	(136)	400
Net loss available to common stockholders	$(642)	$(1,385)

Basic and diluted net loss per share applicable to common stockholders	$(.04)	$(.08)
Number of shares used in computing basic and diluted net loss per share	17,502	17,502

See accompanying notes.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(506)	$(1,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	230
Provision (credit) for doubtful accounts	(9)	12
Loss on disposal of fixed assets	12	—
Deferred rent	(8)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(5)	(183)
Prepaid expenses and other current assets	39	41
Other assets	6	11
Accrued compensation	57	(86)
Accounts payable	(48)	177
Accrued expenses	(101)	342
Deferred revenue	(139)	(42)
Net cash used in operating activities	(600)	(1,292)

Cash flows from investing activities
Purchases of fixed assets	—	(14)
Proceeds from sale of fixed assets	5	—
Net cash provided by (used in) investing activities	5	(14)

Cash flows from financing activities
Purchase of treasury stock	—	(200)
Principal payments under capital lease obligations	(5)	(6)
Net cash used in financing activities	(5)	(206)

Net decrease in cash and equivalents	(600)	(1512)
Cash and equivalents at beginning of period	3,067	5,269
Cash and equivalents at end of period	$2,467	$3,757

Supplemental disclosure of cash flow information
Interest paid	$2	$5

See accompanying notes.

enherent Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

3.               Series A Senior Participating Redeemable Convertible Preferred Stock

On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with The Travelers Indemnity Company (“The Travelers”), pursuant to which The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock into 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000.  enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The Preferred Stock was carried at approximately $720,000 at the date of the transaction.  Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common shareholders of approximately $527,000 was recorded. The remaining Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion of approximately $136,000 and $127,000 was recorded in the three-month periods ending March 31, 2003 and 2002, respectively.

4.               Loss Per Share

The following sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Numerator:
Net loss applicable to common shareholders	$(642)	$(1,385)
Denominator:
Weighted average shares outstanding	17,502	17,502
Basic and diluted loss per share	$(.04)	$(.08)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants and stock options outstanding under the Company’s stock option plan as the effect would be anti-dilutive.

5.               Stock-Based Compensation

The Company accounts for stock options using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if we applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net loss available to common stockholders as reported	$(642)	$(1,385)
Total stock option expense determined under fair value base method	(87)	(343)
Pro forma net earnings	$(729)	$(1,728)
Net loss per common share as reported: basic and diluted	$(.04)	$(.08)
Net loss per common share pro forma: basic and diluted	$(.04)	$(.10)

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employees’ stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	March 31,
Assumption	2003	2002

Risk-free interest rate	—	2.99%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.29	1.40
Average life	5 years	5 years

6.               Office Closures

The Company plans to close its Dallas office in the third quarter of 2003 to reduce costs and increase efficiency. In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with training personnel, travel, moving expenses and duplicate facility costs will be expensed when incurred and are expected to total approximately $115,000.  The total benefits costs consisting of severance and stay bonuses for six administrative personnel of $113,000, for which employees are required to render service until they are terminated in order to receive the termination benefit, are being recognized ratably over the service period. The Company has recorded a charge in the three-month period ended March 31, 2003 of approximately $56,000 for severance and stay bonuses. The Company estimates the total closure costs at approximately $228,000.  These costs will be paid in the second and third quarters of 2003.

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenue.  Revenues decreased $2.2 million during the three-month period ended March 31, 2003 to $3.7 million compared to $5.9 million for the three-month period ended March 31, 2002. The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and billing rate reductions.

Cost of Revenues.  Cost of revenues decreased $1.8 million to $2.9 million for the three-month period ended March 31, 2003 from $4.7 million in the comparable period in 2002. The decrease in cost of revenues was attributable to the overall decrease in revenues.  Cost of revenues as a percentage of revenues remained approximately 80% for the three-month period ended March 31, 2003 when compared to the three-month period ended March 31, 2002.

Gross Profit.  Gross profit as a percentage of revenues remained approximately 20% in the three-month period ended March 31, 2003 when compared to the three-month period ended March 31, 2002.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses decreased approximately 58% to $1.2 million in the three-month period ended March 31, 2003 from $3.0 million for the comparable period in 2002.  SG&A as a percentage of revenue decreased to 34% for the three-month period ended March 31, 2003 from 51% for the comparable period in 2002.  The decrease in SG&A expenses was attributable to the impact of the closure of the Barbados Solution Center totaling approximately $475,000, the settlement of a lawsuit of approximately $275,000 and cost-cutting measures, including staffing reductions, of approximately $1 million.

Loss from Operations.  For the reasons set forth above, loss from operations for the three months ended March 31, 2003 decreased to $.5 million as compared to a loss from operations of $1.8 million in the comparable period in 2002.  As a percentage of revenues, the loss from operations for the three months ended March 31, 2003 decreased to 14% as compared to approximately 30% in the comparable period in 2002.

Preferred Stock Dividends and Accretion Net of Benefit to Common Shareholders. Accretion on the preferred stock was approximately $136,000 for the three-month period ended March 31, 2003 and approximately $127,000 in the comparable period in 2002.  In the three-month period ended March 31, 2002, the Company recorded a benefit to common shareholders of approximately $527,000 related to the stock purchase agreement with the Travelers (see footnote 3).

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $3.6 million at March 31, 2003 from $4.0 million at December 31, 2002.  Cash and cash equivalents were $2.5 million at March 31, 2003 compared to $3.1 million at December 31, 2002.  The primary use of cash during the three months ended March 31, 2003 was to fund operating activities of approximately $.5 million. The Company’s accounts receivables were $1.9 million at March 31, 2003 and at December 31, 2002.  Billed days sales outstanding, net of allowance for doubtful accounts, was 48 days at March 31, 2003 and 40 days at December 31, 2002.

The Company anticipates that its primary uses of cash in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents are sufficient to fund operations for the next 12 months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing. If the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2003, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures.

Evaluation of Disclosures Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of March 31, 2003 (the “Evaluation Date”), each has concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the

Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item. 5.  Other Information.

Effective November 1, 2002, the Company entered into an employment agreement with Robert D. Merkl for a fourteen (14) month term (the “Merkl Agreement”) commencing on November 1, 2002.

Under the Merkl Agreement, Mr. Merkl serves as Chairman, Chief Executive Officer and President, earning a base salary of $192,000, with a target bonus opportunity of $96,000.  In April 2003, Mr. Merkl received a $24,000 performance bonus under the terms of the Merkl Agreement based on the Company’s performance during the fourth quarter of 2002.  The annual base salary will be reviewed annually by the Board of Directors and increased (but not decreased) if the Board of Directors, in its discretion, determines such an increase to be appropriate.

If Mr. Merkl’s employment is terminated (i) by the Company Without Cause (as defined in the Merkl Agreement), prior to the expiration of the term of the Merkl Agreement, the Company shall pay Mr. Merkl (i) his current annual base salary for eight (8) months, and; (ii) any earned performance bonus prorated as of the date of termination.  Payment will be made in accordance with the Company’s current payroll practices.  Additionally, if Mr. Merkl’s employment is terminated by the Company Without Cause, (i) any incentive stock options held by Mr. Merkl shall immediately vest and remain exercisable in accordance with the terms of the Company’s Amended and restated 1996 Stock Option Plan (the “Plan”) and the applicable option grant and (ii) any non-qualified stock options granted to Mr. Merkl that are vested at the date of termination shall be exercisable as per the Plan and the applicable option grant.  Non-qualified options that are not vested at the date of termination shall expire.

If Mr. Merkl’s employment is terminated by Mr. Merkl for Good Reason (as defined in the Merkl Agreement), the Company shall pay Mr. Merkl the same amounts as would have been paid had his employment been terminated Without Cause (as defined in the Merkl Agreement).  “Good Reason” includes a material diminution in Mr. Merkl’s position, authorities, duties or responsibilities, a material breach by the Company of its obligations under the Merkl Agreement and a termination by the Company of Mr. Merkl’s employment following a Change in Control (as defined in the Merkl Agreement) prior to the expiration of the term of the Merkl Agreement and within six (6) months of the Change in Control.  The Merkl Agreement provides that in the event of a Change in Control of the Company, incentive options held by Mr. Merkl shall immediately vest and remain exercisable in accordance with the terms of the Plan.  All nonqualified options held by Mr. Merkl at the date of the Change in Control that are vested at that date are to remain exercisable in accordance with the terms of the Plan, and all such non-qualified options that are not vested at the date of the Change in Control shall expire.  At its option, in the event of a Change in Control, the Company may elect to exchange any such vested option for cash or a replacement award of equivalent value.

During his employment with the Company, Mr. Merkl has been awarded options to purchase 640,000 shares of the Company’s Common Stock, the strike prices of which are 5,000 shares at $1.125, 5,000 shares at $0.6875, 30,000 shares at $0.625, 100,000 shares at $0.10, and 500,000 shares at $0.025.

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Robert D. Merkl and the Company dated November 1, 2002 (Filed herewith).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	May 14, 2003	BY	/s/ Robert D. Merkl
Robert D. Merkl
Chief Executive Officer

DATE	May 14, 2003	BY	/s/ George Warman
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a﷓14 and 15d﷓14) for the registrant and we have:

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
May 14, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a﷓14 and 15d﷓14) for the registrant and we have:

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

/S/ GEORGE WARMAN
George Warman
Chief Financial Officer
enherent Corp.
May 14, 2003

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Robert D. Merkl and the Company dated November 1, 2002 (Filed herewith).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).