Form 10-Q
period 2003-06-30
ENHERENT CORP
filed 2003-08-12
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23315

enherent Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware	No. 13-3914972
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

80 Lamberton Road Windsor, CT 06095
(Address of Principal Executive Offices)

(860) 687-2200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of August 7, 2003
Common stock, par value $.001	17,502,188

enherent Corp. and Subsidiaries

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

	June 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and equivalents	$2,730	$3,067
Accounts receivable, net of allowance of $18 at June 30, 2003 and $57 at December 31, 2002	1,395	1,926
Prepaid expenses and other current assets	156	259
Total current assets	4,281	5,252

Fixed assets, net	255	477
Other assets	63	69
Total assets	$4,599	$5,798

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$111	$470
Accrued compensation	331	283
Accrued expenses	500	294
Current portion of capital lease obligations	7	14
Deferred revenue	44	171
Total current liabilities	993	1,232

Capital lease obligations, net of current portion	3	5
Deferred rent	42	58
Total liabilities	1,038	1,295

Commitments and contingencies

Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; issued and outstanding - 7,000,000 shares at June 30, 2003 and December 31, 2002	5,830	5,553

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued - 19,351,311 shares; outstanding - 17,502,188 shares at June 30, 2003 and December 31, 2002	19	19
Additional paid-in capital	94,411	94,411
Treasury stock, at cost - 1,849,123 shares at June 30, 2003 and December 31, 2002	(366)	(366)
Accumulated deficit	(96,333)	(95,114)
Total common stockholders’ deficit	(2,269)	(1,050)
Total liabilities and stockholders’ deficit	$4,599	$5,798

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenues	$3,166	$5,551	$6,819	$11,467
Cost of revenues	2,369	4,333	5,284	9,057
Gross profit	797	1,218	1,535	2,410

Selling, general and administrative expenses	1,236	2,254	2,484	5,242
Loss from operations	(439)	(1,036)	(949)	(2,832)

Other income (expense):
Miscellaneous income	2	3	5	3
Interest expense	(1)	(2)	(3)	(7)
Interest income	2	9	5	25
Net loss	(436)	(1,026)	(942)	(2,811)
Preferred stock accretion and income applicable to common stockholders	(141)	(124)	(277)	276
Net loss applicable to common stockholders	$(577)	$(1,150)	$(1,219)	$(2,535)

Basic and diluted net loss per share applicable to common stockholders	$(.03)	$(.07)	$(.07)	$(.14)
Number of shares used in computing basic and diluted net loss per share (000’s)	17,502	17,502	17,502	17,502

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities
Net loss	$(942)	$(2,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205	605
Provision (credit) for doubtful accounts	33	(126)
Loss on disposal of fixed assets	10	1
Deferred rent	(16)	(17)
Changes in operating assets and liabilities:
Accounts receivable	498	775
Prepaid expenses and other current assets	103	10
Other assets	6	29
Accrued compensation	48	30
Accounts payable and other accrued expenses	(153)	325
Deferred revenue	(127)	(24)
Net cash used in operating activities	(335)	(1,203)

Cash flows from investing activities

Purchases of fixed assets	—	(20)
Proceeds from sale of fixed assets	7	—
Net cash provided by (used in) investing activities	7	(20)

Cash flows from financing activities
Purchase of treasury stock	—	(200)
Principal payments under capital lease obligations	(9)	(11)
Net cash used in financing activities	(9)	(211)

Net decrease in cash and equivalents	(337)	(1,434)
Cash and equivalents at beginning of period	3,067	5,269
Cash and equivalents at end of period	$2,730	$3,835

Supplemental disclosure of cash flow information
Interest paid	$3	$7

See accompanying notes to condensed consolidated financial statements.

enherent Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

3.               Series A Senior Participating Redeemable Convertible Preferred Stock

On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with The Travelers Indemnity Company (“The Travelers”), pursuant to which The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock into 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000, with such shares considered treasury shares.  The Preferred Stock was carried at approximately $720,000 at the date of the transaction.  Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common shareholders of approximately $527,000 was recorded.

The remaining Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion of approximately $141,000 and $124,000 was recognized in the three-month periods ending June 30, 2003 and 2002, respectively. In the six- month periods ending June 30, 2003 and 2002, accretion of approximately $277,000 and $251, 000, respectively, was recognized.

4.               Loss Per Share

The following sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Numerator:
Net loss available to common stockholders	$(577)	$(1,150)	$(1,219)	$(2,535)
Denominator:
Weighted average of shares outstanding	17,502	17,502	17,502	17,502
Basic and diluted loss per share	$(.03)	$(.07)	$(.07)	$(.14)

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB

Opinion No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net loss available to common stockholders as reported	$(577)	$(1,150)	$(1,219)	$(2,535)
Total stock option expense determined under fair value base method	(49)	(266)	(136)	(609)
Pro forma net loss	$(626)	$(1,416)	$(1,355)	$(3,144)
Net loss per common share as reported: basic and diluted	$(.03)	$(.07)	$(.07)	$(.14)
Net loss per common share pro forma: basic and diluted	$(.04)	$(.08)	$(.08)	$(.18)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employees’ stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	June 30,
Assumption	2003	2002

Risk-free interest rate	0%	2.99%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.29	1.40
Average life	5 years	5 years

6.               Office Closure

To reduce costs and increase efficiency, the Company has closed its Dallas, Texas office and centralized that office’s administrative and financial functions at the Company’s Windsor, Connecticut corporate office. The closure and relocation was effectively completed in the second quarter of 2003.

In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with training personnel, travel, moving expenses and duplicate facility costs are expensed as incurred and are expected to total approximately $101,000.  Benefits costs, for which employees are required to render services until they are terminated consisting of severance and stay bonuses for six administrative personnel, are recognized over the service period. The total benefit costs associated with the closure will be approximately $103,000. The total costs of the closure will be approximately $204,000.In the six months ended June 30, 2003 the Company has incurred approximately $172,000 in costs, including $56,000 incurred in the quarter ended March 31, 2003 and $22,000 of additional costs accrued as of June 30, 2003. Estimated costs of $32,000 related to the final stage of the relocation are expected to be incurred, and will be expensed in the third and fourth quarter of 2003.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Use of Estimates

As described in Note 1, the condensed consolidated financial statements presented elsewhere in this document, have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues are primarily derived from consultants on engagements with clients for a period of time. The revenues from these time and materials contracts are recognized during the period in which the related services are provided.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable balance is reported net of estimated allowances for balances not expected to be collectible.  The Company regularly evaluates the collectabilty of amounts owed to it based on the ability of the debtor to make payments. When the Company’s evaluation indicates that a customer will be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss.  The Company periodically reviews the requirements for, and adequacy of the reserve for doubtful accounts.

Fixed Assets

Fixed assets are stated at cost and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.  The Company evaluates long-lived assets for impairment and records charges for long-lived assets used in operations when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow.

Results of Operations

Revenue.  Revenues decreased $2.4 million during the three-month period ended June 30, 2003 to $3.2 million compared to  $5.6 million for the three-month period ended June 30, 2002. Revenues decreased  $4.7 million during the six-month period ended June 30, 2003 to $6.8 million compared to $11.5 million for the six-month period ended June 30, 2002. The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and billing rate reductions.

Cost of Revenues.  Cost of revenues decreased $1.9 million for the three-month period ended June 30, 2003 to $2.4 million compared to $4.3 million for the three-month period ended June 30, 2002. Cost of revenues decreased $3.8 million for the six-month period ended June 30, 2003 to $5.3 million compared to $9.1 million for the six-month period ended June 30, 2002. The decrease in cost of revenues was attributable to the overall decrease in revenues. Cost of revenues as a percentage of revenues decreased from 78.1% for the three-month period ended June 30, 2002 to 74.8% for the three-month period ended June 30, 2003. Cost of revenues as a percentage of revenues decreased from 79.0% for the six-month period ended June 30, 2002 to 77.5% for the six-month period ended June 30, 2003.

Gross Profit.  Gross profit as a percentage of revenues for the three-month period ended June 30, 2003 was 25.2% versus 21.9% in the comparable prior year period. In the six-month period ended June 30, 2003 the gross profit as a percentage of revenues was 22.5% compared to the 21% gross profit as a percentage of revenues for the six-month period ended June 30, 2002.  The increase in gross profit as a percentage of revenues for the three and six month periods ended June 30, 2003 versus the comparable periods of 2002 is primarily due to three contributing factors.  First, the Company has completed low margin and unprofitable contracts.  Second, the Company has managed its billable workforce to attempt to minimize the expense of non-billed time. Third, where engagement renewals result in lower billing rates for consultants, the Company has in turn reduced the consultant’s rate of compensation.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses decreased approximately 45.2% to $1.2 million in the three-month period ended June 30, 2003 from $2.3 million for the comparable period in 2002.  In the six-month period ended June 30, 2003 SG&A expenses of $2.5 million was $2.7 million or 52.6% lower than the $5.2 million for the comparable period in the prior year. SG&A expenses as a percentage of revenue was 39.0% and 36.4% for the three month and six month periods ended June 30, 2003, respectively. These amounts are favorable to the 40.6% and 45.7% rates for comparable periods of 2002. The decrease in SG&A expenses for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 is primarily the result of eliminating expenses associated with the closure of the Barbados Solution Center accounting for approximately $1,272,000 of the reduction, the settlement of a lawsuit in May, 2002, which resulted in the payment of approximately $275,000, and other cost-cutting measures, including non-billing staffing reductions, which account for approximately $920,000.

Loss from Operations. Loss from operations for the three-month period ended June 30, 2003 decreased to $439,000 as compared to a loss from operations of $1,036,000 in the comparable period in 2002.  As a percentage of revenues, the loss from operations for the three-month period ended June 30, 2003 decreased to 13.9% as compared to approximately 18.7% in the comparable period in 2002.

Loss from operations for the six-month period ended June 30, 2003 decreased to $949,000 as compared to a loss from operations of $2,832,000 in the comparable period in 2002.  As a percentage of revenues, the loss from operations for the six-month period ended June 30, 2003 decreased to 13.9% as compared to approximately 24.7% in the comparable period in 2002.

Preferred Stock Dividends and Accretion Net of Benefit to Common Stockholders. Accretion on the preferred stock of approximately $141,000 and $124,000 was recognized in the three-month period ended June 30, 2003 and 2002, respectively. In the six-month period ended June 30, 2003 and 2002, accretion of approximately $277,000 and $251,000, respectively, was recognized.  In the quarter ended March 31, 2002, the Company recorded a benefit to common stockholders of approximately $527,000 related to the stock purchase agreement with the Travelers (see Note 3 to the accompanying financial statements).

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $3.3 million at June 30, 2003 from $4.0 million at December 31, 2002.  Cash and cash equivalents were $2.7 million at June 30, 2003 compared to $3.1 million at December 31, 2002.  The primary use of cash during the six-month period ended June 30, 2003 was to fund operating activities of approximately $0.4 million. The Company’s accounts receivables were $1.4 million at June 30, 2003 and $1.9 million at December 31, 2002. Billed days sales outstanding, net of allowance for doubtful accounts, were 41 days at June 30, 2003 and 40 days at December 31, 2002.

The Company anticipates that its primary uses of cash in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents at June 30, 2003 are sufficient to fund operations for the next 12 months and satisfy all obligations under capital and non-cancelable operating leases. As of June 30, 2003 the Company’s obligations under capital leases total $10,000, including $3,000 due after June 30, 2004, and obligations under non-cancelable operating leases total $260,000, including $63,000 due after June 30, 2004.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to seek additional sources of financing in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

Forward-looking and Cautionary Statements

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; and (iii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2003, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2003.  Based upon that evaluation, the Company’s Chief Executive Officer and Senior Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

Item. 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 9, 2003. Robert P. Forlenza and Irwin J. Sitkin were elected as Class II directors at the annual meeting with terms expiring in 2006.

Director Election Results.

Class II Director	Affirmative Votes	Withheld Votes
Robert P. Forlenza	13,163,908	653,025
Irwin J. Sitkin	13,163,908	653,025

Other directors whose terms continued after the annual meeting and their term expiration date.

Director	Class	Term
Douglas K. Mellinger	I	Expires 2004
Issac Shapiro	I	Expires 2004
Robert D. Merkl	III	Expires 2005

The only other matter voted upon by the Company’s stockholders at the 2003 annual meeting was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors for 2003.  Holders of 13,177,308 shares voted for this proposal, holders of 634,625 shares voted against or withheld authority to vote with respect to this proposal and holders of 5,000 shares abstained or did not vote with respect to this proposal.

Item. 5.  Other Information.

Effective May 30, 2003, James C. Minerly replaced the Company’s Chief Financial Officer, George Warman, as the Company’s Senior Financial Officer, Controller and Treasurer.  Mr. Warman’s employment terminated on June 30, 2003, pursuant to the terms of his Employment Agreement.

Mr. Minerly and the Company are not parties to an Employment Agreement.  Pursuant to the terms of Mr. Minerly’s offer letter, he earns a base salary of $105,000 and is eligible to participate in the Company’s Stock Option Plan.  As of the date of this report, Mr. Minerly has not received a stock option grant.

Effective August 7, 2003, Isaac Shapiro resigned from the Board of Directors of the Company for personal reasons.

Effective August 7, 2003, the Board of Directors of the Company elected Douglas A. Catalano as a Director of the Company to fill the vacancy created by the resignation of Isaac Shapiro.  Douglas A. Catalano was also elected as a member of the Audit Committee.

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)          Reports on Form 8-K

On May 16, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Items 7 and 9 related to Financial Statement and Regulation FD Disclosures regarding a press release disclosing the Company’s preliminary results for the quarter ended March 31, 2003.  This Current Report on Form 8-K included financial statements consisting of a balance sheet and statement of operations for the three-month period ended March 31, 2003 in exhibit 99.1.

On June 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 5 related to naming James C. Minerly Senior Financial Officer and Treasurer replacing George Warman who left the Company on June 30, 2003.  This Current Report on Form 8-K did not include financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	August 12, 2003	BY	/S/ ROBERT D. MERKL
Robert D. Merkl
Chief Executive Officer

DATE	August 12, 2003	BY	/S/ JAMES C. MINERLY
James C. Minerly
Senior Financial Officer

Exhibit Index:

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
4.2

Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s  Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).