Form 10-Q
period 2003-09-30
ENHERENT CORP
filed 2003-11-14
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of November 10, 2003

Common stock, par value $.001	17,552,188

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

	September 30, 2003	December 31, 2002
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and equivalents	$2,755	$3,067
Accounts receivable, net of allowance of $6 at September 30, 2003 and $57 at December 31, 2002	1,349	1,926
Prepaid expenses and other current assets	131	259
Total current assets	4,235	5,252

Fixed assets, net	205	477
Other assets	58	69
Total assets	$4,498	$5,798

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$302	$470
Accrued compensation	338	283
Accrued expenses	371	294
Current portion of capital lease obligations	5	14
Deferred revenue	43	171
Total current liabilities	1,059	1,232

Capital lease obligations, net of current portion	1	5
Deferred rent	35	58
Total liabilities	1,095	1,295

Commitments and contingencies

Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; issued and outstanding - 7,000,000 shares at September 30, 2003 and December 31, 2002	5,974	5,553

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued - 19,351,311 shares; outstanding - 17,502,188 shares at September 30, 2003 and December 31, 2002	19	19
Additional paid-in capital	94,422	94,411
Treasury stock, at cost - 1,849,123 shares at September 30, 2003 and December 31, 2002	(366)	(366)
Accumulated deficit	(96,646)	(95,114)
Total common stockholders’ deficit	(2,571)	(1,050)

Total liabilities and stockholders’ deficit	$4,498	$5,798

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Revenues	$2,708	$4,944	$9,527	$16,411
Cost of revenues	2,086	3,908	7,370	12,965
Gross profit	622	1,036	2,157	3,446

Selling, general and administrative expenses	792	1,940	3,276	7,182
Loss from operations	(170)	(904)	(1,119)	(3,736)

Other income (expense):
Miscellaneous income	(1)	2	4	5
Interest expense	—	(2)	(3)	(8)
Interest income	2	5	7	30
Net loss	(169)	(899)	(1,111)	(3,709)
Preferred stock accretion and income applicable to common stockholders	(144)	(128)	(421)	147
Net loss applicable to common stockholders	$(313)	$(1,027)	$(1,532)	$(3,562)

Basic and diluted net loss per share applicable to common stockholders	$(.02)	$(.06)	$(.09)	$(.20)
Number of shares used in computing basic and diluted net loss per share (000’s omitted)	17,502	17,502	17,502	17,502

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2003	2002
Cash flows from operating activities
Net loss	$(1,111)	$(3,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	707
Provision (credit) for doubtful accounts	28	(180)
Loss on disposal of fixed assets	10	1
Deferred rent	(23)	(25)
Stock option activity	11	—
Changes in operating assets and liabilities:
Accounts receivable	549	844
Prepaid expenses and other current assets	128	93
Other assets	11	15
Accrued compensation	55	(253)
Accounts payable and other accrued expenses	(91)	(11)
Deferred revenue	(128)	(64)
Net cash used in operating activities	(306)	(2,582)

Cash flows from investing activities
Purchases of fixed assets	—	(110)
Proceeds from sale of fixed assets	7	206
Net cash provided by investing activities	7	96

Cash flows from financing activities
Purchase of treasury stock	—	(200)
Principal payments under capital lease obligations	(13)	(16)
Net cash used in financing activities	(13)	(216)

Net decrease in cash and equivalents	(312)	(2,702)
Cash and equivalents at beginning of period	3,067	5,269
Cash and equivalents at end of period	$2,755	$2,567

Supplemental disclosure of cash flow information
Interest paid	$3	$8

See accompanying notes to condensed consolidated financial statements.

enherent Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Net loss available to common stockholders as reported	$(313)	$(1,027)	$(1,532)	$(3,562)
Total stock option expense determined under fair value base method	(28)	(167)	(164)	(776)
Pro forma net loss	$(341)	$(1,194)	$(1,696)	$(4,338)
Net loss per common share as reported: basic and diluted	$(.02)	$(.06)	$(.09)	$(.20)
Net loss per common share pro forma: basic and diluted	$(.02)	$(.07)	$(.10)	$(.25)

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

	September 30,
Assumption	2003	2002

Risk-free interest rate	2.00%	2.99%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.50	1.40
Average life years	5	5

On September 23, 2003 the Board of Directors of the Company approved the partial vesting of Incentive Stock Options (ISOs) previously granted to Robert Merkl,

Chairman, President and Chief Executive Officer, who resigned to pursue other opportunities. As these options would not have vested normally before October 28, 2003, the early vesting was deemed a new award. In connection with this award the Company recognized compensation  expense of approximately $11,000. Mr. Merkl, who is remaining with the Company as a director, did not participate in the Board’s deliberations or voting on this matter.

4.               Series A Senior Participating Redeemable Convertible Preferred Stock

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

The remaining Preferred Stock is being accreted to its liquidation value at April 12, 2005 of $7,000,000. Accretion of approximately $144,000 and $128,000 was recognized in the three-month periods ending September 30, 2003 and 2002, respectively. In the nine- month periods ending September 30, 2003 and 2002, accretion of approximately $421,000 and $380,000, respectively, was recognized.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (“SFAS 150”). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company’s financial position as of September 30, 2003 or on the results of operations for the three-month or nine-month periods ending September 30, 2003.

5.               Loss Per Share

The following sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Numerator:
Net loss available to common stockholders	$(313)	$(1,027)	$(1,532)	$(3,562)
Denominator:
Weighted average shares outstanding (000’s omitted)	17,502	17,502	17,502	17,502

Basic and diluted loss per share	$(.02)	$(.06)	$(.09)	$(.20)

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

In accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with training personnel, travel, moving expenses and duplicate facility costs are expensed as incurred and are expected to total approximately $101,000.  Benefits costs, for which employees are required to render services until they are terminated consisting of severance and stay bonuses for six administrative personnel, are recognized over the service period. The total benefit costs associated with the closure will be approximately $103,000. The total costs of the closure will be approximately $204,000. In the nine months ended September 30, 2003, the Company has incurred approximately $184,000 in costs, including $12,000 incurred in the quarter ended September 30, 2003. These costs, which have all been paid, are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Remaining benefit costs, of approximately  $20,000 are expected to be incurred, and will be expensed in the fourth quarter of 2003.

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

Revenue Recognition

Revenues are primarily derived from consultants on engagements with clients for a period of time. The revenues from these time and materials contracts are recognized during the period in which the related services are provided. Revenues in 2003 also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placement have been recognized when the candidate has satisfied any guarantee period.  Such guarantee periods range from 30 to 90 days.

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

Fixed Assets

Fixed assets are stated at cost and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.  The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in any of the periods presented herein.

Results of Operations

Revenues.  Revenues decreased $2.2 million during the three-month period ended September 30, 2003 to $2.7 million compared to  $4.9 million for the three-month period ended September 30, 2002. Revenues decreased  $6.9 million during the nine-month period ended September 30, 2003 to $9.5 million compared to $16.4 million for the nine-month period ended September 30, 2002. The decrease in revenue was a result of the completion of client projects, non-renewal of certain client assignments and billing rate reductions. Revenue in the three-month period ending September 30, 2003 included $30,000 in permanent placement fees.  There were no such revenues earned in the comparable prior year period.

Cost of Revenues.  Cost of revenues decreased $1.8 million for the three-month period ended September 30, 2003 to $2.1 million compared to $3.9 million for the three-month period ended September 30, 2002. Cost of revenues decreased $5.6 million for the nine-month period ended September 30, 2003 to $7.4 million compared to $13.0 million for the nine-month period ended September 30, 2002. The decrease in cost of revenues was attributable to the overall decrease in revenues. Cost of revenues as a percentage of revenues decreased from 79.0% for the three-month period ended September 30, 2002 to 77.0% for the three-month period ended September 30, 2003. Cost of revenues as a percentage of revenues decreased from 79.0% for the nine-month period ended September 30, 2002 to 77.4% for the nine-month period ended September 30, 2003.

Gross Profit.  Gross profit as a percentage of revenues for the three-month period ended September 30, 2003 was 23.0% versus 21.0% in the comparable prior year period. In the nine-month period ended September 30, 2003 the gross profit as a percentage of revenues was 22.6% compared to the 21.0% gross profit as a percentage of revenues for the nine-month period ended September 30, 2002.  The increase in gross profit as a percentage of revenues for the three and nine month periods ended September 30, 2003 versus the comparable periods of 2002 is primarily due to three contributing factors.  First, the Company has completed low margin and unprofitable contracts.  Second, the Company has managed its billable workforce to attempt to minimize the expense of non-billed time.

Third, where engagement renewals result in lower billing rates for consultants, the Company has in turn reduced the consultant’s rate of compensation. Gross profit in the periods ending September 2003 include fees earned from permanent placements. No such fees were earned in the comparable 2002 periods.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses decreased approximately 59.7% to $0.8 million in the three-month period ended September 30, 2003 from $1.9 million for the comparable period in 2002.  In the nine-month period ended September 30, 2003, SG&A expenses of $3.3 million was $3.9 million or 54.5% lower than the $7.2 million for the comparable period in the prior year. SG&A expenses as a percentage of revenue was 28.8% and 34.3% for the three month and nine month periods ended September 30, 2003, respectively. These amounts are favorable to the 39.2% and 43.8% rates for comparable periods of 2002.

The lower level of SG&A expenses for the three-month period ending September 30, 2003 versus the comparable period of the prior year include the absence in the current year of management bonus - $0.3 million, elimination of $0.4 million of costs associated with the closed Barbados Solutions Center and other on-going cost reduction programs.

The decrease in SG&A expenses for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 is primarily the result of eliminating expenses associated with the closure of the Barbados Solution Center accounting for approximately $1.3 million, overall staffing and personnel related cost reductions, including non-billing staffing reductions of $1.1 million, the settlement of a lawsuit in May, 2002, which resulted in the payment of approximately $0.3 million, and other cost-cutting measures  which account for approximately $1.2 million.

Loss from Operations. Loss from operations for the three-month period ended September 30, 2003 decreased to $170,000 as compared to a loss from operations of $904,000 in the comparable period in 2002.  As a percentage of revenues, the loss from operations for the three-month period ended September 30, 2003 decreased to 6% as compared to approximately 18.3% in the comparable period in 2002.

Loss from operations for the nine-month period ended September 30, 2003 decreased to $1,119,000 as compared to a loss from operations of $3,736,000 in the comparable period in 2002.  As a percentage of revenues, the loss from operations for the nine-month period ended September 30, 2003 decreased to 11.6% as compared to approximately 22.8% in the comparable period in 2002.

Preferred Stock Dividends and Accretion Net of Benefit to Common Stockholders. Accretion on the preferred stock of approximately $144,000 and $128,000 was recognized in the three-month period ended September 30, 2003 and 2002, respectively. In the nine-month period ended September 30, 2003 and 2002, accretion of approximately $421,000 and $380,000, respectively, was recognized.  In the quarter ended March 31, 2002, the Company recorded a benefit to common stockholders of approximately $527,000 related to the stock purchase agreement with the Travelers (see Note 4 to the accompanying financial statements).

Liquidity and Capital Resources

Working Capital:  The Company’s working capital decreased to approximately $3.2 million at September 30, 2003 from $4.0 million at December 31, 2002.  Cash and cash equivalents were $2.8 million at September 30, 2003 compared to $3.1 million at December 31, 2002.  The primary use of cash during the nine-month period ended September 30, 2003 was to fund operating activities of approximately $0.3 million. The Company’s accounts receivables were $1.3 million at September 30, 2003 and $1.9 million at December 31, 2002. Billed days sales outstanding, net of allowance for doubtful accounts, were 46 days at September 30, 2003 and 40 days at December 31, 2002.

The Company anticipates that its primary uses of cash in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents at September 30, 2003 are sufficient to fund operations for the next 12 months and satisfy all obligations under capital and non-cancelable operating leases. As of September 30, 2003 the Company’s obligations under capital leases total $6,000, all of which is due in the next year, and obligations under non-cancelable operating leases total $210,000, including $18,000 due after September 30, 2004.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to seek additional sources of financing in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

Significant Accounting Policies

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company’s financial position as of September 30, 2003 or on the results of operations for the three-month or nine-month periods ending September 30, 2003.

Forward-looking and Cautionary Statements

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended September 30, 2003, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2003.  Based upon that evaluation, the Company’s Chief Executive Officer and Senior Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

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

Effective October 15, 2003, Robert D. Merkl resigned as Chairman, President and CEO of the Company.  Mr. Merkl left the Company to pursue other interests.  Mr. Merkl will remain on the Company’s Board of Directors.

Effective October 15, 2003, Douglas A. Catalano was named interim CEO of the Company.  Mr. Catalano and the Company are not parties to an Employment Agreement.  Pursuant to the terms of Mr. Catalano’s interim appointment, he earns $1,250 per day with a target bonus opportunity of $25,000 per quarter beginning with the first quarter of 2004.  Mr. Catalano is eligible to participate in the Company’s Stock Option Plan.  Mr. Catalano received a stock option grant of 400,000 shares, with a strike price of $0.08 per share.  100,000 shares vested on October 27, 2003, with the remainder to vest 100,000 each year on October 27 for the next three years provided Mr. Catalano remains an officer of the Company.  The Board of Directors will review the terms of this interim arrangement after March 31, 2004.  Due to his appointment as interim CEO, Mr. Catalano resigned from the Audit Committee.

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Robert D. Merkl and the Company dated November 1, 2002 (Filed herewith, including Exhibit 2).
31.1	Certification of the Interim Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)          Reports on Form 8-K

On August 13, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Items 7 and 12 related to Financial Statement and Regulation FD Disclosures regarding a press release disclosing the Company’s preliminary results for the quarter ended September 30, 2003.  This Current Report on Form 8-K included financial statements consisting of a balance sheet and statement of operations for the nine-month period ended September 30, 2003 in exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	November 13, 2003	BY	/S/ DOUGLAS A. CATALANO
Douglas A. Catalano
Interim Chief Executive Officer

DATE	November 13, 2003	BY	/S/ JAMES C. MINERLY
James C. Minerly
Senior Financial Officer

Exhibit Index:

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
4.2

Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s  Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Employment Agreement between Robert D. Merkl and the Company dated November 1, 2002 (Filed herewith, including Exhibit 2).
31.1	Certification of the Interim Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).