Form 10-K
period 2003-12-31
ENHERENT CORP
filed 2004-03-30
CIK 1045560

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
Common Stock, $.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $371,513.

        The number of shares outstanding of each of the registrant's classes of Common Stock, as of March 15, 2004 was approximately 17,718,854 shares.

Documents Incorporated by Reference

        Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held on May 5, 2004, are incorporated by reference into Part III hereof.

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

GENERAL

        enherent Corp. provides two primary lines of service—IT staffing of individuals and teams, and solutions outsourcing involving software development projects or IT operational services. In partnership with clients, enherent addresses business needs in a variety of industries by focusing on the critical disciplines of project management, business requirements management and technology integration.

        Founded in 1989 by a team of engineer-entrepreneurs, enherent has built a customer base it considers to be impressive during the past 15 years. Today, the Company is populated by more than 120 technical professionals with an average of 15 years experience in their respective areas of specialization. enherent believes that combined 2,475+ years of experience is a key reason why enherent has developed strong working relationships with clients and can easily meet a variety of customer needs.

        A wide range of staffing and professional services is available from enherent. These services include application development, project management, application infrastructure, testing services, application maintenance, software performance optimization and professional IT staffing. For clients with temporary needs, individual or team staffing can be provided on a consultative basis. Permanent placement of specialized individuals also is available for clients with long-term needs.

        The Company's success results in part from its intimate business knowledge of its clients' industry verticals and how that knowledge is used to meet their objectives. The enherent business philosophy is based on the belief that each client's business model should drive the invention and innovation of every application enherent delivers. Furthermore, enherent's consultative and permanent staffing services provide a great deal of flexibility. enherent staff can design, test, plan, produce and implement new custom applications on a long-term, short-term or individual project basis. The Company imparts specialized business knowledge, skills and personnel as part of its commitment to help its clients achieve their desired business goals. To address client needs of quality service, cost containment, risk management, control and continual communication, enherent becomes an integral part of the client's team—whether projects are managed by the client or by enherent. As a result of an ultimate goal of providing customer satisfaction, many of the Company's customers have made an investment in enherent as a long-term team member and as a preferred vendor.

        enherent customers can be found in many different industry segments, from the Fortune 500 to middle-market enterprises. Clients include industry leaders in financial services, banking and capital markets, insurance, pharmaceutical, high-tech, consumer goods and others. The enherent headquarters and solution center is based in Windsor, Connecticut. The Company also operates throughout the southern and northeastern United States.

        enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989. The Company was reincorporated in Delaware in 1996 as PRT Group Inc. The Company's principal offices are located at 80 Lamberton Rd., Windsor, Connecticut 06095. The Company's telephone number is (860) 687-2200.

IT Staffing

        enherent's IT Staffing delivers individual or team staffing with a focus on the critical disciplines of project management, business requirements management and application development, from legacy systems and client servers to Internet and network solutions. The Company provides specific industry expertise in the insurance, financial services, capital markets/banking, pharmaceutical, high-tech, consumer goods and other industry sectors. To keep skills sharp, the Company provides training for employees.

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

Target Markets

        enherent supports cross-industry platforms and technologies with targeted industry sectors including insurance, financial services, banking and capital markets, pharmaceuticals, healthcare and high-tech. enherent is active in several geographic markets, including the northeastern United States, from Massachusetts to Delaware and the southwest United States including Texas.

        enherent focuses its marketing efforts primarily at Fortune 1000-sized companies with significant IT and application development business needs and the middle market regional companies. For the 12 months ending December 31, 2003, enherent's top 10 clients, listed alphabetically, were Cigna, Guy Carpenter, J.P. Morgan Chase, Mass Mutual, Pfizer, Prudential, Philip Morris, The Hartford, UDV North America and W.S. Griffith.

THE IT SERVICES INDUSTRY

        enherent believes that a number of key industry trends will continue to have a major influence on the worldwide IT services market and, therefore, on enherent's business.

General Business Conditions

        The market for IT staffing and customized application development services demonstrated a continued decline throughout 2003. Looking into 2004 there are predictions and indications of an increase on average of 5-7% in total IT spending, which enherent believes is a minimal increase. Our experience indicates that trends towards projects or initiatives that have been approved are ones that directly improve our clients ability to market or sell its goods or services and which can demonstrate a return on investment within the same year.

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

Vendor Management Organizations—Human Capital Management

        enherent has observed that throughout 2003 companies increasingly engaged Vendor Management Organizations (Human Capital Management) firms to assist them with managing and reducing their overall IT expenditures. As a result of this increase in Vendor Managed organizations, the supplier-side resource providers, such as enherent, are encountering the reduction of preferred vendor status, increased competition, reduced revenues and the advent of Vendor Management fees that are paid by the suppliers to the Vendor Managers. In the Company's experience these fees can range from 1% to greater than 5% of billing rates.

Outsourcing Will Generate Business Opportunities

        enherent believes that few enterprises can escape the conflicting demands of budget constraints and the requirements to maintain both existing systems and to develop new strategic initiatives. Our experience indicates that many clients have turned to outsourcing to help meet these conflicting demands. We believe that while the maturation of the Indian and other offshore alternatives has attracted a significant amount of U.S. development work over the past two years, there is a viable market for "on-site" outsourcing for those IT providers who are capable of developing long-term relationships with clients—relationships based on mutual trust and on explicit risk mitigation procedures to protect the clients' long-term interests. enherent has demonstrated its ability to provide "on-site" outsourcing, and this operating model has gained more interest among our client base in the past year.

COMPETITION

        The IT services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors of enherent are software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms as well as the internal IT staff of enherent's clients. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. enherent does not believe that it has a significant advantage or disadvantage with respect to any of the enumerated competitive factors.

INTELLECTUAL PROPERTY RIGHTS

        The Company believes that its success and ability to compete is dependent in part upon its proprietary systems and technology. The Company relies on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements with its employees, subcontractors, key suppliers and customers to establish and protect its technology and other proprietary rights. The Company does not have any patents. The Company has copyright protection with respect to certain of its proprietary software, its web site and certain marketing materials, as well as U.S. trademark registration for many of its trade and service marks. While the Company relies on trademark, trade secret and copyright laws to protect its proprietary rights, the Company believes that the technical and creative skills of its personnel, high-quality service standards, continued software development and maintenance of its proprietary systems and technology and brand-name recognition are more important to establish and maintain a leadership position and strengthen its brand.

        As part of its confidentiality procedures, the Company typically enters into agreements with its employees, subcontractors and certain clients which limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that steps taken by the Company will be adequate to prevent misappropriation of its technology, that agreements entered into for that purpose will be enforceable or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Policing unauthorized use of the Company's proprietary rights is difficult. Any misappropriation of the Company's technology or development of competitive technologies could have a material adverse effect on the Company's business, results of operations or financial condition. The Company could incur substantial costs and management's attention could be diverted from the Company's operations in protecting and enforcing its intellectual property. Moreover, there can be no assurance that claims will not arise asserting that the use of intellectual property by the Company infringes on the intellectual property rights of others. There can be no assurance that such a claim will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringing intellectual property from a third party on commercially reasonable terms, if at all, in the event of an adverse determination. The Company typically has agreed to indemnify its customers and key suppliers for liability in connection with the infringement of a third party's intellectual property. While the Company is not currently subject to any such claims, any future claim, with or without merit, could result in material adverse effect on the Company's business, results of operations or financial condition.

RECENT DEVELOPMENTS

        On May 30, 2003, James C. Minerly replaced the Company's Chief Financial Officer, George Warman, as the Company's Senior Financial Officer and Treasurer. Mr. Warman's employment terminated on June 30, 2003, pursuant to the terms of his Employment Agreement.

        On August 7, 2003, Isaac Shapiro resigned from the Board of Directors.

        On August 7, 2003, Douglas A. Catalano was elected by the Board of Directors to fill the vacancy on the Board created by the resignation of Isaac Shapiro.

        On October 15, 2003, Robert D. Merkl, who served as Chairman, President and Chief Executive Officer, voluntarily terminated his employment with the Company. The Compensation Committee recommended, and the Board of Directors approved, the early vesting of 166,666 stock options with a strike price of $0.025, effective October 15, 2003.

        On October 15, 2003, Douglas A. Catalano was named interim CEO of the Company.

        On December 1, 2003, the Company entered into an employment agreement with James C. Minerly to serve as the Company's Senior Financial Officer and Treasurer for a thirteen (13) month term (the "Minerly Agreement") commencing on December 1, 2003.

        On February 10, 2004, the Company, with the approval of its Board of Directors, named Douglas K. Mellinger as Vice Chairman. Mr. Mellinger is the founder of enherent and former Chairman of the Board of Directors and former Chief Executive Officer of enherent.

        On February 16, 2004, the Company entered into an employment agreement with Mr. Catalano (the "Catalano Agreement") to serve as Chairman, Chief Executive Officer and President for a three-year term commencing February 16, 2004.

Item 2. Properties

        enherent currently operates in one facility, an administrative, sales and account management office in Windsor, Connecticut. The Company leases this facility, consisting of a total of approximately 11,251 square feet of space. At this time, the Company does not anticipate requiring additional space. In 2003, the Company was able to end the lease on its administration and operations office in Dallas, Texas.

Item 3. Legal Proceedings

        On September 10, 2001 enherent filed a lawsuit in Federal District Court in Virginia for breach of contract to recover monies owed to it by Interior Systems, Inc. ("ISI") for services provided by enherent in the amount of approximately $785,000. On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000. enherent denied these allegations. In December 2001 the parties reached a settlement agreement whereby ISI agreed to pay $250,000 to enherent. Through December 31, 2003 the Company received $243,500 of this amount, including $18,500 in the current year. As collection of the remaining balance was not likely, the Company now considers the matter closed.

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

        Set forth below are the high and low bid information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2002
First Quarter	$0.25	$0.14
Second Quarter	$0.20	$0.05
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.10	$0.01
2003
First Quarter	$0.14	$0.07
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.12	$0.07

        The approximate number of stockholders of record of the Common Stock as of March 15, 2004 was 2,000 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 15, 2004 was $.10.

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

        On August 22, 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company's outstanding Common Stock. As of December 31, 2001 the Company had purchased approximately 849,000 shares of its outstanding Common Stock for approximately $166,000. On January 30, 2002, with the approval of the Board of Directors, the Company entered into a Stock Purchase Agreement to purchase 1,000,000 shares of its Common Stock for $200,000 in cash that were outstanding as a result of the conversion of 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock. On October 28, 2002, the Board of Directors increased the August 22, 2000, Board of Directors' approval to repurchase up to 2,000,000 shares of enherent Common Stock to 4,000,000 shares. The Board authorized the Company's officers to implement the repurchase of Common Stock through open-market purchases to be made from time to time and at prevailing market prices. As of December 31, 2003, the Company had purchased a total of 1,849,123 shares of its common stock for a total of $366,000. No shares were purchased during 2003.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$65,359	$43,697	$29,684	$20,812	$12,144
Cost of revenues	47,815	30,753	21,760	16,389	9,409

Gross profit	17,544	12,944	7,924	4,423	2,735
Selling, general and administrative expenses	31,441	21,787	14,717	8,230	4,058
Restructuring charges and impairment of goodwill	7,483 (1)	—	14,974 (2)	—	—

Loss from operations	$(21,380)	$(8,843)	$(21,767)	$(3,807)	$(1,323)
Other income (expense)	165	311	29	40	10

Net loss	$(21,215)	$(8,532)	$(21,738)	$(3,767)	$(1,313)
Preferred stock dividends and accretion net of benefit to common shareholders	—	(5,474)	(511)	(16)	(571)

Net loss available to common shareholders	$(21,215)	$(14,006)	$(22,249)	$(3,751)	$(1,884)

Basic and Diluted loss per Common share	$(1.16)	$(.76)	$(1.26)	$(.21)	$(.11)

Weighted average common shares and equivalents outstanding	18,274,705	18,347,244	17,707,916	17,502,188	17,513,695

	December 31
	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital	$9,034	$11,322	$7,104	$4,020	$3,020
Total assets	40,535	33,530	10,414	5,798	4,282
Current portions of long-term obligations	227	16	21	14	5
Long-term obligations, less current portions	1,135	28	20	5	—
Total liabilities	9,264	3,156	1,944	1,295	1,080
Series A senior participating redeemable convertible preferred stock	—	5,258	5,769	5,553	6,124
Total common stockholders' equity (deficit)	31,271	25,116	2,701	(1,050)	(2,922)

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

Results of Operations

        The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	73.3	78.8	77.5

Gross profit	26.7	21.2	22.5
Selling, general and administrative expenses	49.6	39.5	33.4
Restructuring charges and impairment of goodwill	50.4	—	—

Loss from operations	(73.3)	(18.3)	(10.8)
Other income (expense)	.1	.2	—
Net loss	(73.2)	(18.1)	(10.8)
Preferred stock dividends and accretion net of benefit to common shareholders	(1.7)	(.1)	(.5)
Net loss available to common shareholders	(74.9)%	(18.0)%	(15.5)%

Fiscal Year 2003 Compared to Fiscal Year 2002

        Revenues.    Revenues decreased approximately 41.6% to $12.1 million in fiscal year 2003 from $20.8 million in fiscal year 2002. The decrease in revenue was the result of the non-renewal of certain client assignments, lower rates realized for billable consultants, continued market decline and increased competition.

        Cost of Revenues.    Cost of revenues decreased approximately 42.7% to $9.4 million in fiscal year 2003 from $16.4 million for the comparable period in 2002. As a percentage of revenues, cost of revenues decreased to approximately 77.5% in fiscal year 2003 from approximately 78.8% for fiscal year 2002. The decrease in cost of revenues as a percentage of revenues was due to a combination of lower personnel costs and more efficient utilization of resources.

        Gross Profit.    For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 22.5% in 2003 from approximately 21.2% for the comparable period in 2002.

        Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately 50.8% to $4.1 million in fiscal year 2003 from $8.2 million for the comparable period in 2002. As a percentage of revenues, SG&A expenses decreased to approximately 33.4% in fiscal year 2003 from approximately 39.5% for the comparable period in 2002. The decrease in SG&A expenses resulted from cost-cutting measures implemented in 2002 and 2003. Cost-cutting measures included staffing reductions representing approximately $2.1 million.

        The Company recorded a charge of approximately $50,000 in connection with the severance paid to the former CFO. As of December 31, 2003, this severance obligation was paid in full.

        Loss from Operations.    For the reasons set forth above, loss from operations for the fiscal year 2003 decreased $2.5 million to $1.3 million compared to a loss from operations of $3.8 million in the comparable period in 2002. As a percentage of revenues, the loss from operations for the fiscal year 2003 was approximately (10.8)% compared to approximately (18.3)% in the comparable period in 2002.

        Other Income (Expense).    Other income (expense) includes interest income, interest expense and miscellaneous income (expense). Interest income decreased approximately 73% to approximately $9,000 in 2003 from approximately $33,000 in 2002. This decrease in interest earned was due to lower cash balances and lower interest rates. Interest expense decreased approximately $6,000 in 2003 due to lower obligations on remaining capital leases. In 2003, miscellaneous income (expense) includes a loss on the disposition of fixed assets of approximately $17,000.

        Preferred Stock Dividends and Accretion Net of Benefit to Common Shareholders.    Preferred Stock Dividends decreased $0.5 million in 2002 because under the terms of a Stock Purchase Agreement with The Travelers Indemnity Company ("The Travelers"), The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. Subsequently, enherent retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The Preferred Stock was carried at approximately $720,000 at the date of the transaction. Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common shareholders of approximately $527,000 was recorded. Accretion on outstanding preferred stock was approximately $571,000 for the year ended December 31, 2003 and approximately $527,000 for the year ended December 31, 2002.

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

        Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately 44.1% to $8.2 million in fiscal year 2002 from $14.7 million for the comparable period in 2001. As a percentage of revenues, SG&A expenses decreased to approximately 39.5% in fiscal year 2002 from approximately 49.6% for the comparable period in 2001. The decrease in SG&A expenses resulted from cost-cutting measures implemented in 2001 and 2002 and a reduction in bad debt expense of approximately $1.5 million. Cost-cutting measures included staffing reductions representing approximately $2.8 million. These decreases are partially offset by the costs associated with the settlement of litigation, the closure of its Barbados based solution center and severance paid to former CEO Dan Woodward. The Company implemented a plan to close its Barbados based solution center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and approximately $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability has been paid as of September 30, 2002, and the office was closed on October 15, 2002. The Company recorded a charge of approximately $340,000 in connection with the severance paid to the former CEO. As of December 31, 2002, $50,000 of this severance obligation remained unpaid.

        Restructuring Charges and Impairment of Goodwill.    Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the Computer Management Resources, Inc. ("CMR") and Advanced Computing Techniques, Inc. ("ACT") acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001 to write-down the remaining goodwill.

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

        Preferred Stock Dividends and Accretion Net of Benefit to Common Shareholders.    Preferred Stock Dividends decreased $.5 million in 2002 because under the terms of its Stock Purchase Agreement, The Travelers Indemnity Company ("The Travelers"), converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock to 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. Subsequently, enherent retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The Preferred Stock was carried at approximately $720,000 at the date of the transaction. Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common shareholders of approximately $527,000 was recorded. Accretion on the remaining preferred stock was approximately $527,000 for the year ended December 31, 2002 and approximately $511,000 for the year ended December 31, 2001.

Quarterly Results

        The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2003. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consist only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three Months Ended
	Mar 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002	Mar 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
	(in Thousands)
Statement of Income Data:
Revenues	$5,916	$5,551	$4,944	$4,401	$3,653	$3,166	$2,708	$2,617
Cost of revenues	4,724	4,333	3,908	3,424	2,915	2,369	2,086	2,039

Gross profit	1,192	1,218	1,036	977	738	797	622	578
Selling, general and administrative	2,988	2,254	1,940	1,048	1,248	1,236	792	782
Loss from operations	$(1,796)	$(1,036)	$(904)	$(71)	$(510)	$(439)	$(170)	$(204)
Other income (expense)	11	10	5	14	4	3	1	2

Net loss	(1,785)	(1,026)	(899)	(57)	(506)	(436)	(169)	(202)
Preferred stock dividends and accretion net of benefit to common shareholders	400	(124)	(128)	(132)	(136)	(141)	(144)	(150)

Net loss available to common shareholders	$(1,385)	$(1,150)	$(1,027)	$(189)	$(642)	$(577)	$(313)	$(352)

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.9	78.1	79.0	77.8	79.8	74.8	77.0	77.9

Gross profit	20.1	21.9	21.0	22.2	20.2	25.2	23.0	22.1
Selling, general and administrative	50.5	40.6	39.2	23.8	34.2	39.1	29.3	30.0
Loss from operations	(30.4)	(18.7)	(18.2)	(1.6)	(14.0)	(13.9)	(6.3)	(7.9)
Other income (expense)	.2	.2	.1	.3	.1	.1	—	.1

Net loss	(30.2)	(18.5)	(18.1)	(1.3)	(13.9)	(13.8)	(6.3)	(7.8)
Preferred stock dividends and accretion net of benefit to common shareholders	6.8	(2.2)	(2.6)	(3.0)	(3.7)	(4.4)	(5.3)	(5.7)

Net loss available to common shareholders	(23.4)%	(20.7)%	(20.7)%	(4.3)%	(17.6)%	(18.2)%	(11.6)%	(13.5)%

Liquidity and Capital Resources

        The Company's working capital decreased to $3.0 million at December 31, 2003 from $4.0 million at December 31, 2002. Cash and equivalents were $2.7 million at December 31, 2003 compared to $3.1 million at December 31, 2002. The primary uses of cash during the year ended December 31, 2003 were to fund the cash used in operations as a result of the net operating loss of $1.3 million, partially offset by non-cash operating expenses and collections of accounts receivable of $0.6 million.

        The Company anticipates that its primary uses of working capital in the near term will be to fund current operations. The current operating plan includes increasing the amount of services rendered to existing clients, the development of new clients and controlling operating expenses. Controlling operating expenses could include a further reduction in personnel. The Company continues to review all costs associated with operating its business. The Company believes that its current cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Currently the Company does not have a credit facility. If available cash and cash generated from operations is insufficient to satisfy the Company's liquidity requirements and the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

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

Revenue Recognition

        Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. Revenue is recognized as services are performed on a time-and-materials basis and calculated from a consultant's time sheet and expense report using agreed-upon hourly rates. Revenues may also be earned from fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period, which range from 30 to 90 days. Revenue in the 2003 period included approximately $56,000 from permanent placement fees. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, the Company also enters into fixed priced software development contracts. The Company recognizes revenue from fixed price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses. Anticipated losses on fixed price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue. In 2003 the Company was not a party to any fixed price contracts and had no such revenue.

Contractual Obligations

        The following Table of Contractual Obligations sets forth the contractual obligations of the Company as of December 31, 2003:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$5,361	$5,361	$—	$—	$—
Operating Lease Obligations	$155,509	$151,495	$4,014	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$160,870	$156,856	$4,014	$—	$—

Off-Balance Sheet Transactions

        There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

Deferred Taxes

        For U.S. federal income tax purposes, at December 31, 2003, the Company had a net loss carryforward of approximately $46.3 million, which begins to expire in 2018. Due to the uncertainty of our ability to utilize these deferred tax assets, the Company has provided a valuation allowance to offset these deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation could have a significant positive impact on net income.

FACTORS THAT MAY AFFECT FUTURE RESULTS

General Business Conditions

        The current and continued economic recession and world events after the September 11, 2001 terrorist attacks on the United States coupled with the general macroeconomic drivers of the global economy have caused a significant negative impact on overall information technology spending. The market for information technology and application development services has demonstrated a continued decline throughout 2003 and the Company believes that at the present time the market is showing some signs of improving, but customers are being very conservative and cautious in the near-term. The Company's business could be impacted by customer actions to delay, reduce in scope or cancel orders for the Company's services. There can be no assurance that there will be continued demand for the Company's services, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Vendor Management Organizations—Human Capital Management

        enherent has observed that throughout the past 3 years, companies increasingly have engaged Vendor Management Organizations (Human Capital Management) firms to assist them with managing and reducing their overall IT expenditures. As a result of this increase in Vendor Managed organizations, the supplier-side resource providers, such as enherent, are encountering the elimination of preferred vendor status, increased competition, reduced revenues and the advent of Vendor Management fees that are paid by the suppliers to the Vendor Managers. In the Company's experience, these fees can range from 1% to greater than 5% of billing rates. The Company anticipates that this trend will continue.

Recruitment and Retention of IT Professionals

        The Company's business is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain IT consultants and IT sales professionals who possess the necessary technical skills and experience or can be trained to deliver the Company's services. The demand for qualified IT consultants and IT sales professionals is increasing somewhat. There can be no assurance that enherent will continue to have access to qualified IT and IT sales professionals, will be successful in retaining current or future IT professionals or that the cost of employing and subcontracting such IT professionals will not increase as market conditions change. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with International Operations

        During the years ended December 31, 2001, 2002, and 2003, the percentage of the Company's revenue generated outside the United States was 9.7%, 7.8%, and 0% respectively. There were no revenues generated by the Company outside the United States prior to 1995, and the Company does not expect to generate revenues from outside the United States for the foreseeable future.

        enherent operated its Barbados based solution center for approximately six years. The Barbados based solution center was closed on October 15, 2002. The risks formerly associated to the Company's international operations do not apply now that the Company has no operations internationally.

Losses

        The Company has incurred losses from the years ended December 31, 1995 through the year ended December 31, 2003. In order to operate profitably in the future, the Company must accomplish some or all of the following objectives: (i) increase the amount of services rendered to existing clients and develop new clients; (ii) develop and realize additional revenue sources, (iii) recruit and retain IT professionals, (iv) reduce costs of providing services or (v) control operating expenses.

Fluctuations in Operating Results

        The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including, but not limited to: (i) the timing and number of client projects commenced (or delayed by the client) and completed during the quarter, (ii) the number of working days in a quarter and (iii) employee hiring, attrition, vacations and utilization rates. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, is relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future projects and opportunities for revenue growth. Quarterly results are likely to fluctuate, which may cause a material adverse effect on the market price of enherent's Common Stock. (See Quarterly results section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation.")

Concentration of Revenues

        In fiscal year 2003, 2002 and 2001 approximately 80%, 72% and 68%, respectively, of the Company's revenues were derived from five clients. One client accounted for approximately 30% of the Company's revenues in 2003, approximately 30% of the Company's revenues in 2002 and approximately 20% of the Company's revenues in 2001.

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

Fixed-Price Engagements

        The Company principally bills for its services on a time-and-materials or line-of-code basis. The Company occasionally has entered into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While the Company's business, operating results and financial condition have not been materially adversely affected by any failure of the Company to complete a fixed-price engagement within budget in the past, any such failure in the future could expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition. In 2003 the Company's was not party to any fixed price contracts and had no revenue from a fixed-price engagement.

Risks of Technological Change and Evolving Industry Standards

        The IT services industry is characterized by rapid technological change, shifting client preferences and new product developments. The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render the Company's existing IT solutions, skills base or underlying technologies obsolete or unmarketable. As a result, the Company will depend in large part upon its ability to develop new IT solutions and capabilities that address the increasingly sophisticated needs of its clients and keep pace with new, competitive service and product offerings and emerging industry standards to achieve broad market acceptance. There can be no assurance that: (i) the Company will be successful in developing and marketing new IT solutions that respond to technological changes, shifting client requirements or evolving industry standards; (ii) that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new IT solutions; or (iii) its IT solutions will adequately meet the requirements of the marketplace and achieve market acceptance. Any failure to respond to technological change or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

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

United States Government Regulation of Immigration

        The Company recruits employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2003, approximately 39% of enherent's employees were working under such temporary work permits in the United States. Although, to date, enherent has not experienced difficulties in obtaining sufficient H-1B work permits, in the future the Company may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the Department of Homeland Security or State Department. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of the Company to retain work permit employees in the United States could increase the Company's cost of recruiting and retaining the requisite number of IT professionals, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Control by Principal Stockholders

        As of December 31, 2003, Douglas K. Mellinger, Gregory S. Mellinger and Paul L. Mellinger owned in the aggregate approximately 23% of the outstanding voting equity securities and therefore had significant control of the vote on all matters submitted to a vote of the Company's stockholders, including extraordinary transactions such as mergers, sales of all or substantially all of the Company's assets or going-private transactions. Such control may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

        Douglas K. Mellinger is a former Chairman of the Board of Directors and former Chief Executive Officer of enherent, and currently serves as Vice Chairman of the Board of Directors of enherent. Douglas K. Mellinger beneficially owns approximately 8% of the Company's voting equity securities. Gregory S. Mellinger is a former Chief Operating Officer, Director and President of the Company's Professional Services division. Gregory S. Mellinger beneficially owns approximately 7% of the Company's voting equity securities. Paul L. Mellinger, brother of Douglas and Gregory Mellinger, is not and never has been an employee of the Company. Paul Mellinger owns approximately 8% of the Company's voting equity securities.

        On April 13, 2000, enherent entered into a Securities Purchase Agreement with Tudor Investment Corporation, The Travelers and EFG Eurofinancial Investment Company for $8,000,000 in working capital funding in exchange for the private placement of enherent Series A Senior Participating Redeemable Convertible Preferred Stock and Warrants. Under the terms of the Agreement, the Company's Series A Senior Participating Redeemable Convertible Preferred Stock was purchased at a price per share of $1.00. The Preferred Stock is convertible into an equal number of shares of the Company's Common Stock, subject to adjustment under certain circumstances. In connection with this transaction, enherent issued to the investors Warrants to purchase 4,000,000 shares of Common Stock, subject to adjustment under certain circumstances, at an exercise price of $1.00 per share.

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

Shares Eligible for Future Sale; Registration Rights

        As of December 31, 2003, the Company had an aggregate of 17,552,188 shares of Common Stock outstanding, 16,875,032 of which were freely tradable without restriction or further registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended (the "Securities Act"), except those shares, if any, owned or acquired by affiliates of the Company. The remaining 677,156 shares in the aggregate of Common Stock outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. Furthermore, on January 27, 2000, the Company filed a registration statement on Form S-8 registering 1,000,000 shares of Common Stock reserved for issuance to employees who elect to purchase such Common Stock as an investment option under the Company's Stock Option Plan.

        Tudor beneficially owns (currently owns and has the right to acquire) approximately 27% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). The shares of Common Stock issuable upon conversion of the Convertible Preferred Stock have been registered under an effective registration statement and can be resold upon conversion of the Convertible Preferred Stock. Similarly, Primesoft beneficially owns (currently owns and has the right to acquire) approximately 21% of the Company's Common Stock and Common Stock equivalents outstanding (through its ownership of Common Stock, Warrants and Convertible Preferred Stock). The Company cannot predict the effect that future sales of stock, especially by Tudor or Primesoft, will have on the market price of enherent Common Stock prevailing from time to time. Sales of substantial amounts of enherent Common Stock (including shares issued upon the conversion of the Convertible Preferred Stock or the exercise of stock options or

Warrants), and even the perception that such sales could occur, may adversely affect prevailing market prices for enherent Common Stock.

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

Item 8. Financial Statements and Supplementary Data

        The following consolidated Financial Statements can be found on the pages referenced below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

PART III

Item 9A. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Senior Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

        The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Senior Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

        While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 10. Directors and Executive Officers of the Registrant

        The Company has adopted a code of ethics, titled "Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp." (the "Code of Ethics"). The Code of Ethics applies to all officers, directors and employees of the Company. The Code of Ethics is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the Securities and Exchange Commission. The Code of Ethics was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which persons currently consist of Douglas A. Catalano and James C. Minerly. The Code of Ethics is attached hereto as Exhibit 14.1.

        The other information called for by Item 10 with respect to identification of directors of the Company is included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before April 5, 2004 (the "2004 Proxy Statement").

Item 11. Executive Compensation

        The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Security Ownership of Management and Certain Beneficial Owners in the 2004 Proxy Statement."

Item 13. Certain Relationships and Related Transactions

        The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2004 Proxy Statement.

Item 14. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Within 90 days prior to the filing of this report, our principal executive officer ("CEO") and principal financial officer ("SFO") evaluated the effectiveness of our disclosure controls and procedures. Based on these evaluations, our CEO and SFO believe (i) that our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us in this Report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and SFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that our disclosure controls and procedures are functioning as designed.

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
		See Index to Consolidated Financial Statements of enherent Corp. and Subsidiaries, on page F-1.
	(2)	Financial Statement Schedules
		See Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)
  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company's Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed March 22, 2002).
4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed April 14, 2000).
4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed April 14, 2000).
10.1	Employment Agreement between James C. Minerly and the Company dated December 1, 2003 (Filed herewith).
10.2	Employment Agreement between Douglas A. Catalano and the Company dated February 16, 2004, with Exhibit A and Amendment (filed herewith).
10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Form S-8 filed January 22, 1998).
14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP, dated March 26, 2004 (filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
31.2	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).
32.2	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).
  (4)
  Current Reports on Form 8-K

        On November 14, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Items 7 and 12 related to Financial Statement and Regulation FD Disclosures regarding a press release disclosing the Company's preliminary results for the quarter ended September 30, 2003. This Current Report on Form 8-K included financial statements consisting of a balance sheet and statement of operations for the nine-month period ended September 30, 2003 in Exhibit 99.1 to Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent CORP.
Date: March 30, 2004	By:	/s/ DOUGLAS A. CATALANO Douglas A. Catalano Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: March 30, 2004	By:	/s/ DOUGLAS A. CATALANO Douglas A. Catalano Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)
Date: March 30, 2004	By:	/s/ JAMES C. MINERLY James C. Minerly Senior Financial Officer (Principal Financial and Accounting Officer)
Date: March 30, 2004	By:	/s/ DOUGLAS K. MELLINGER Douglas K. Mellinger Vice Chairman and Director
Date: March 30, 2004	By:	/s/ ROBERT P. FORLENZA Robert P. Forlenza Director
Date: March 30, 2004	By:	/s/ IRWIN J. SITKIN Irwin J. Sitkin Director

enherent Corp. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Stockholders
enherent Corp.

        We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of enherent Corp. and Subsidiaries at December 31, 2002 and 2003, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Hartford, Connecticut
March 19, 2004

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2003
	(In thousands, except number of shares)
Assets
Current assets:
Cash and equivalents	$3,067	$2,669
Accounts receivable, net of allowance of $57 in 2002 and $16 in 2003	1,926	1,263
Prepaid expenses and other current assets	259	141

Total current assets	5,252	4,073
Fixed assets, net	477	159
Other assets	69	50

Total assets	$5,798	$4,282

Liabilities and stockholders' equity
Current liabilities:
Accrued compensation	$283	$302
Accounts payable	470	327
Accrued expenses	294	362
Current portion of capital lease obligations	14	5
Deferred revenue	171	57

Total current liabilities	1,232	1,053
Capital lease obligations, net of current portion	5	—
Deferred rent	58	27

Total liabilities	1,295	1,080
Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares; issued and outstanding—7,000,000 shares issued and outstanding at December 31, 2002 and December 31, 2003	5,553	6,124
Common stockholders' equity (deficit):
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—19,351,311 shares, outstanding—17,502,188 shares at December 31, 2002; issued—19,401,311 shares, outstanding—17,552,188 shares at December 31, 2003	19	19
Additional paid-in capital	94,411	94,423
Treasury stock, at cost—1,849,123 shares in 2002 and 2003	(366)	(366)
Accumulated deficit	(95,114)	(96,998)

Total common stockholders' deficit	(1,050)	(2,922)

Total liabilities and stockholders' deficit	$5,798	$4,282

See accompanying notes to consolidated financial statements

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31,
	2001	2002	2003
	(In thousands, except per share data)

Revenues	$29,684	$20,812	$12,144
Cost of revenues	21,760	16,389	9,409

Gross profit	7,924	4,423	2,735
Selling, general and administrative expenses	14,717	8,230	4,058
Impairment of goodwill	14,974	—	—

Loss from operations	(21,767)	(3,807)	(1,323)
Other income (expense):
Miscellaneous income (expense)	(154)	16	4
Interest expense	(23)	(9)	(3)
Interest income	206	33	9

Net loss	(21,738)	(3,767)	(1,313)
Preferred stock dividends and accretion net of benefit to common shareholders	(511)	16	(571)
Net loss available to common stockholders	$(22,249)	$(3,751)	$(1,884)

Basic and diluted net loss per share	$(1.26)	$(.21)	$(.11)

Number of shares used in computing basic and diluted net loss per share	17,708	17,502	17,514

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2001, 2002 and 2003

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount	Total
	(In thousands, except number of shares)

Balance at December 31, 2000	18,351,311	$18	$94,212	$(69,114)	—	$—	$25,116
Net loss	—	—	—	(21,738)	—	—	(21,738)
Purchase of treasury stock	—	—	—	—	849,123	(166)	(166)
Accretion of preferred stock	—	—	—	(511)	—	—	(511)

Balance at December 31, 2001	18,351,311	18	94,212	(91,363)	849,123	(166)	2,701
Net loss	—	—	—	(3,767)	—	—	(3,767)
Conversion of preferred shares to common shares	1,000,000	1	199	—	—	—	200
Purchase of treasury stock	—	—	—	—	1,000,000	(200)	(200)
Accretion of preferred stock net of benefit to common shareholders	—	—	—	16	—	—	16

Balance at December 31, 2002	19,351,311	19	$94,411	(95,114)	1,849,123	(366)	(1,050)
Net loss	—			(1,313)	—	—	(1,313)
Stock option exercise	50,000	—	1	—	—	—	1
Stock option compensation	—	—	11	—	—	—	11
Accretion of preferred stock	—	—	—	(571)	—	—	(571)

Balance at December 31, 2003	19,401,311	$19	$94,423	$(96,998)	1,849,123	$(366)	$(2,922)

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2001	2002	2003
	(In thousands)
Cash flows from operating activities
Net loss	$(21,738)	$(3,767)	$(1,313)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
Depreciation and amortization	2,345	809	294
(Gain) loss on disposal of fixed assets	450	(72)	17
Loss on the sale of marketable securities	—	—	—
Provision (credit) for doubtful accounts	1,369	(199)	38
Goodwill impairment	14,974	—	—
Deferred rent	(30)	(33)	(32)
Stock option compensation	—	—	11
Changes in operating assets and liabilities:
Accounts receivable	2,820	1,481	625
Prepaid expenses and other current assets	116	201	118
Other assets	6	26	19
Accrued compensation	(60)	(397)	19
Accounts payable	(630)	(23)	(143)
Accrued expenses	(536)	(201)	68
Deferred revenue	47	27	(114)

Net cash used in operating activities	(867)	(2,148)	(393)

Cash flows from investing activities
Purchases of fixed assets	(18)	(19)	—
Sales of marketable securities	728	—	—
Proceeds from sale of fixed assets	—	187	7

Net cash provided by investing activities	710	168	7

Cash flows from financing activities
Exercise of stock options	—	—	1
Purchase of treasury stock	(166)	(200)	—
Principal payments under capital lease obligations	(36)	(22)	(13)

Net cash (used in) provided by financing activities	(202)	(222)	(12)

Net (decrease) increase in cash and equivalents	(359)	(2,202)	(398)
Cash and equivalents at beginning of period	5,628	5,269	3,067

Cash and equivalents at end of period	$5,269	$3,067	$2,669

Supplemental disclosure of cash flow information
Interest paid	$23	$9	$9

Noncash financing activities
Acquisition of fixed assets through capital leases	$33	$—	$—

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2001, 2002 and 2003

1. Description of Business

        The accompanying consolidated financial statements include the accounts of enherent Corp. ("enherent") and its wholly owned subsidiaries (collectively, the "Company"), formerly PRT Group Inc. and subsidiaries ("PRT"). enherent is a provider of information technology services including strategic consulting, project solutions and staff augmentation, principally to industries including insurance, financial services, banking and capital markets.

        In 2002 the Company announced that its Windsor, Connecticut office would serve as the Company's new corporate headquarters and a transition from the existing Dallas, Texas location was initiated. The transition was completed in December 2002 and the Dallas, Texas office was closed in July 2003. All management and sales offices are now located in Connecticut. The Company closed its solution center in Barbados, West Indies in 2002.

        The Company anticipates that its primary uses of working capital in the near term will be to fund the Company's operations. Management believes that the existing cash and cash equivalents are sufficient to fund operations through at least December 31, 2004. If available cash and cash generated from operations is insufficient to satisfy the Company's liquidity requirements, including redemption of the preferred stock in April 2005, the Company may be required to seek additional financing sources in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of enherent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

Revenue Recognition

        Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. The Company recognizes revenue as related services are performed, on a time-and-materials basis as calculated from a consultant's time sheet and expense report using agreed-upon hourly rates. The Company also recognizes revenues from fees earned on recruiting individuals for full-time positions in client companies (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, the Company also enters into fixed priced software development contracts. The Company recognizes revenue from fixed-price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue. In 2003 the Company did not perform any fixed price contract work. In 2002, less than two percent of the Company's revenues were from fixed-price contracts.

Accounts Receivable—Allowance for Doubtful Accounts

        The Company generally records receivables when the related revenue is recognized. Based on certain pre-negotiated contract terms billing may not coincide with revenue recognition, in which case, amounts due from customers are captured in unbilled receivables until the customer is actually invoiced, in accordance with the contract terms and amounts received in advance of the related services being performed are recorded as deferred revenue.

        The Company's accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. Because the accounts receivable typically are unsecured, the Company periodically evaluates the collectability of these accounts based on a combination of factors, including a particular customer's ability to pay, as well as, the age of the receivable balances, which is based on when the customer invoice was issued. To evaluate a specific customer's ability to pay, the Company analyzes financial statements, payment history and third-party credit analysis reports. In cases where the evidence suggests a customer may not be able to satisfy its obligations, the Company sets up a specific reserve in an amount determined to be appropriate for the perceived risk. The Company writes-off the receivable balances against the allowance only when the amount is deemed to be uncollectible and all efforts to collect the balance have been exhausted.

Fair Value of Financial Instruments

        The carrying values of financial instruments approximate their estimated fair value as a result of variable market interest rates and the short-term maturity of these instruments.

Cash and Equivalents

        Cash and equivalents include all cash, demand deposits, money market accounts and debt instruments purchased with an original maturity of three months or less.

Fixed Assets

        Fixed assets are stated at cost, less accumulated depreciation. Depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Equipment held under capital leases and leasehold improvements is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Asset Impairment

        As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets, if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by non-discounted cash flow analysis over the remaining useful life of the asset, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements

Income Taxes

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

Goodwill

        Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142) and as such no longer amortizes goodwill, but rather tests it annually for impairment. Goodwill was being amortized over 20 years using the straight-line method. The Company systematically reviewed the recoverability of its goodwill by comparing the unamortized carrying value to anticipated undiscounted future cash flows. It was determined that impairment existed, and the future cashflows were discounted to determine the impairment amount. Based on the results of this analysis in 2001, it was determined that goodwill was impaired and a charge of $14,974,000 was recorded (Note 7).

Net Loss Per Share

        The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Computation of Earnings Per Share." Accordingly, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the Redeemable Convertible Preferred Stock (using the if-converted method) and related warrants and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation as the effect of including such shares is anti-dilutive.

        The following is a summary of the calculation of loss per share (in thousands, except per share data):

	Years ended December 31
	2001	2002	2003
Numerator:
Net loss applicable to common shareholders	$(22,249)	$(3,751)	$(1,884)
Denominator:
Weighted average shares outstanding	17,708	17,502	17,514
Basic and diluted loss per share	$(1.26)	$(.21)	$(.11)

Stock-Based Compensation

        At December 31, 2003, the Company had a stock option plan, which is described more fully in Note 6. The Company accounts for stock options using the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

        The following table illustrates the effect on net loss and loss per share if we applied the fair value recognition provisions of SFAS 123, instead of the intrinsic value method of APB Opinion No. 25 to account for stock-based employee compensation (in thousands, except per share amounts):

	December 31,
	2001	2002	2003
Net loss available to common stockholders, as reported	$(22,249)	$(3,751)	$(1,884)
Total stock option expense determined under fair value method	(1,656)	(835)	(170)

Pro forma net loss	$(23,905)	$(4,586)	$(2,054)

Net loss per common share, as reported: basic and diluted	$(1.26)	$(.21)	$(.11)
Net loss per common share, pro forma: basic and diluted	$(1.35)	$(.26)	$(.12)

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

	December 31,
Assumption
	2001	2002	2003
Risk-free interest rate	4.77%	2.99%	2.00%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company's Common Stock	1.28	1.40	1.40
Average life	5 years	5 years	5 years

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the creditworthiness of customers comprising the Company's customer base. Management regularly monitors the creditworthiness of its customers and generally requires no collateral. Management believes that it has adequately provided for any exposure to potential credit losses.

3. Recent Accounting Pronouncements

        On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Adoption of this standard did not have an impact on the Company's consolidated financial position, at December 31, 2003 or results of operations for the year then ended.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatory redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. The Company adopted this statement effective the quarter ended September 30, 2003. Adoption of this Statement did not have a significant effect on the Company's financial position as of December 31, 2003 or on the results of operations for the year ended December 31, 2003.

        In December 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which effectively modified and clarified certain provisions of FIN 46, as originally issued. The Company is required to adopt the provisions of this guidance for the quarter ending March 31, 2004, as it relates to all variable interests held, except that adoption is required by December 31, 2004 for all variable interest held in entities that are considered to be special purpose entities. The adoption of this Statement did not have a significant effect on the Company's December 31, 2003 financial statements and is not expected to have a significant impact upon adoption in the first quarter of 2004.

4. Fixed Assets

        Fixed assets consist of the following (in thousands):

	December 31
	2002	2003
Furniture and equipment	$1,204	$1,190
Computer equipment and software	3,540	3,524
Leasehold improvements	302	302

	5,046	5,016
Less accumulated depreciation and amortization	(4,569)	(4,857)

	$477	$159

        Depreciation expense was approximately $1,433,000, $809,000, and $294,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Fixed assets include assets under capital lease aggregating approximately $541,000 at December 31, 2002 and 2003. The accumulated amortization related to assets under capital leases is approximately $503,000 and $516,000 at December 31, 2002 and 2003, respectively. All leased assets are classified as furniture and equipment. Amortization of assets recorded under capital leases is included in depreciation expense.

5. Series A Senior Participating Redeemable Convertible Preferred Stock

        On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock ("Preferred Stock") for $8,000,000. The Company also issued a Warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after April 12, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each Warrant entitles the holder to purchase one share of Common Stock prior to April 14, 2005. The Preferred Stock and related Warrants were sold below the then-market value of the Company's Common Stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purpose of calculating loss per share. The Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion was $511,000, $511,000 and $571,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

        In June 1996, the Company established a Stock Option Plan (the "Option Plan") for officers, employees, consultants and non-employee directors to purchase shares of the Company's Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. In January 2000, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved by 1,000,000. At December 31, 2003, the Company had reserved 4,058,425 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

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

        Activity in the Option Plan is summarized as follows (in shares):

	Shares	Weighted Average Exercise price
Outstanding at December 31, 2000	3,315,687	$1.89
Granted	250,500	$.40
Canceled and expired	(792,783)	$1.59

Outstanding at December 31, 2001	2,773,404	$1.82
Granted	1,080,000	$.03
Canceled and expired	(800,782)	$1.52

Outstanding at December 31, 2002	3,052,622	$1.22
Granted	460,000	$.08
Exercised	(50,000)	$.03
Canceled and expired	(1,773,405)	$.82

Outstanding at December 31, 2003	1,689,217	$1.22

Exercisable at December 31, 2001	1,553,610

Exercisable at December 31, 2002	1,842,924

Exercisable at December 31, 2003	1,247,048

Available for grant at December 31, 2003	2,369,208

        The weighted average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was $0.35, $0.03, and $0.08 respectively.

        Information regarding the options outstanding under the Option Plan at December 31, 2003 is as follows:

Exercise Price Range	Number of Options Currently Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$.03-$ .03	396,666	$.03	5.1	296,664	$.03
$.08-$ .12	527,166	$.08	8.6	197,166	$.09
$.63-$ .69	166,000	$.66	6.0	164,333	$.66
$1.13-$1.19	103,385	$1.18	5.7	103,385	$1.18
$2.19-$2.75	426,850	$2.41	5.3	416,350	$2.40
$3.63-$5.00	64,850	$4.00	4.7	64,850	$4.00
$5.63-$5.63	4,300	$5.63	3.0	4,300	$5.63

	1,689,217			1,247,048

        On September 30, 2003, the Company eliminated an employee's position. As a result of the elimination, the employee's October 28, 2002 stock option award vested entirely. The employee exercised options to purchase 50,000 shares of common stock in a cashless exercise.

        On October 15, 2003, concurrent with the voluntary termination of the former Chairman, President and Chief Executive Officer Robert Merkl, the Company agreed to allow the first third of Mr. Merkl's October 28, 2002 stock option grant to vest early. Therefore, options to purchase 166,666 shares of common stock vested and Mr. Merkl proceeded to exercise those stock options in a cashless exercise subsequent to December 31, 2003.

7. Impairment of Goodwill

        Due to significant negative industry and economic trends affecting the Company's current and expected future revenues, management performed an analysis of the undiscounted cash flow from the Computer Management Resources ("CMR") and Advance Computer Techniques ("ACT") acquisitions and concluded that the related goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15.0 million was recorded in the fourth quarter of 2001.

8. Income Taxes

        For financial reporting purposes, loss before taxes includes the following components (in thousands):

	2001	2002	2003
Pre-tax loss
U.S.	$(20,062)	$(2,482)	$(1,244)
Foreign	(1,676)	(1,285)	(69)

Net loss	$(21,738)	$(3,767)	$(1,313)

        There were no current or deferred federal or state and local taxes for the years ended December 31, 2001, 2002 and 2003.

        The actual income tax expense (benefit) differs from the "expected" tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

	December 31,
	2001	2002	2003
Computed "expected" tax expense/(benefit)	$(7,391)	$(1,281)	$(446)
Non-deductible losses of foreign subsidiaries	413	848	23
Non-deductible U.S. expenses	7	4	(83)
Valuation allowance relating primarily to U.S. net operating losses	7,033	589	565
State tax expense/(benefit), net of federal tax effect at state statutory rate	(734)	(149)	(59)
Other	672	(11)	—

	$—	$—	$—

        The Company has net operating loss carryforwards of approximately $45.9 million to offset future taxable income which begin to expire in 2018. Deferred tax assets are recognized if realization of such assets is more likely than not. Based on the weight of available evidence, which included the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The change in the valuation allowance totaled $589 and $565, in 2002 and 2003, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Accounts receivable allowances	$18	$6
Accrued vacation	28	28
Accrued bonuses	8	—
Net operating loss carryforwards	16,951	17,444
Amortization expense	163	171
Deferred rent expense	22	12
Other	8	8

Total gross deferred assets	$17,198	$17,669

Net deferred tax asset	$17,198	$17,669
Valuation allowance	(17,198)	(17,669)

Net deferred tax asset	$—	$—

9. Significant Clients

        During the years ended December 31, 2001, 2002 and 2003, approximately 68%, 72%, and 80% of revenue was derived from the Company's five largest clients, respectively. Three clients accounted for 20%, 15% and 11% of total revenues for the year ended December 31, 2001. Three clients accounted for 30%, 16% and 11% of total revenues for the year ended December 31, 2002. Three clients accounted for 30%, 18% and 12% of total revenues for the year ended December 31, 2003.

10. Commitments

        The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2004 with interest ranging from 8% to 10%. Future minimum lease payments relating to office space under noncancelable operating leases expiring through 2005 and future minimum capital lease payments as of December 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
December 31:
2004	$5	$152
2005	—	4

Total minimum lease payments	5	$156

Less amount representing interest—	—

Present value of net minimum capital lease payments	5
Less current installments of obligations under capital leases	5

Obligations under capital leases, net of current installments	$—

        Rent expense was approximately $939,000, $445,000, and $185,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

        The Company vacated its office space at 342 Madison Ave. in New York upon the expiration of its lease on April 30, 2001, exercised a termination clause and vacated a portion of its leased space at 80 Lamberton Road in Windsor, Connecticut. The termination clause for the Connecticut space required a nine-month notification period prior to the termination of the lease. In conjunction with this termination clause, the Company recorded a charge in the quarter ended March 31, 2001 of $120,000. In conjunction with vacating these offices, the Company recorded a charge in the quarter ended March 31, 2001 of approximately $355,000 for the losses incurred upon the disposal of office furniture and abandonment of leasehold improvements.

        The Company announced on June 3, 2002 its intentions to close its Barbados based solution center to reduce costs and improve operating efficiency. The Company implemented a plan to close its Barbados based solutions center and recorded a pretax charge of approximately $440,000 in the period ended June 30, 2002. The Company recorded a liability of approximately $200,000 for severance and other employee costs for 28 support staff and $95,000 for facility-related costs. The pretax charge includes approximately $145,000 to write the fixed assets down to their market value. The liability has been paid and the Barbados based solution center was closed on October 15, 2002.

        In 2002 the Company announced that its Connecticut office would serve as the Company's corporate headquarters and that transition was completed in December 2002. During 2003, additional administrative and finance functions were relocated from the Dallas office and the office was closed at the end of the lease term, August 31, 2003. The total pretax charge for the Dallas closure, including $26,000 accrued as of December 31, 2003 was approximately $215,000. The total pre-tax charge included $106,000 for severance and other employee costs and approximately $109,000 to cover other costs.

11. Deferred Compensation Plan

        The Company maintains a 401(k) plan (the "Plan") covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2000 the Plan was modified providing a 100% Company match of up to 3% of eligible employee contributions. For the years ended December 31, 2001, 2002 and 2003, the Company recognized contributions of approximately $323,000, $205,000 and $105,000 respectively.

12. Related Party Transactions

        During the years ended December 31, 2001, 2002, and 2003, there were no transactions with related parties.

13. Geographic Areas

        The Company operates in one industry segment, providing information technology solutions to its clients. In 2003, the Company had only domestic operations. Prior to 2003, in addition to its domestic operations, which include the United States, the Company had operations in the West Indies through October 15, 2002. Effective October 15, 2002, the Company ceased operation in the West Indies. Geographic information is as follows (in thousands):

	December 31,
	2001		2002		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Revenues	$26,812	$2,872	$19,184	$1,628	$12,144	$—

Long-lived assets	$977	$405	$470	$17	$159	$—

Total assets	$8,375	$2,039	$5,469	$330	$4,275	$7

14. Litigation

        On September 10, 2001 enherent filed a lawsuit in Federal District Court in Virginia for breach of contract to recover monies owed to it by Interior Systems, Inc. ("ISI") for services provided by enherent in the amount of approximately $785,000. On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000. enherent denied these allegations. In December 2001 the parties reached a settlement agreement whereby ISI agreed to pay $250,000 to enherent. Through December 31, 2003 the Company received $243,500 of this amount, including $18,500 in the current year. As collection of the remaining balance was not likely, the Company now considers the matter closed.

        In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

enherent Corp. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

[Item 15(a)]

Column A		Column C
	Column B			Column E
		Additions Charged to Costs and Expenses	Column D
Description	Balance at Beginning of Period			Balance at End of Period
			Deductions(a)
	(In Thousands)

Year ended December 31, 2001
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$700	$1,369	$1,813	$256
Year ended December 31, 2002
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$256	$(179)	$20	$57
Year ended December 31, 2003
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$57	$38	$79	$16

(a)
Uncollectible receivables written off.

QuickLinks

PART I
PART II
Selected Consolidated Financial Data
PART III
PART IV
SIGNATURES
enherent Corp. and Subsidiaries Index to Consolidated Financial Statements
Report of Independent Auditors
enherent Corp. and Subsidiaries Consolidated Balance Sheets
enherent Corp. and Subsidiaries Consolidated Statements of Operations
enherent Corp. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 2001, 2002 and 2003 enherent Corp. and Subsidiaries Consolidated Statements of Cash Flows
enherent Corp. and Subsidiaries Notes to Consolidated Financial Statements Years ended December 31, 2001, 2002 and 2003 enherent Corp. and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS [Item 15(a)]