Form 10-K/A
period 2003-12-31
ENHERENT CORP
filed 2004-04-14
CIK 1045560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-23315

enherent Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3914972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 Lamberton Road, Windsor, Connecticut	06095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (860) 687-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $371,513.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 15, 2004 was approximately 17,718,854 shares.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held on May 5, 2004, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of enherent Corp. (“the Company” or “enherent”) is being filed to include a change in Note 8 of the Notes to Consolidated Financial Statements.  The Annual Report on Form 10-K filed with the SEC on March 30, 2004 stated that the Company’s net operating loss carryforwards was approximately $45.9 million.  This figure should have been $46.3 million.  This change was made before the 10-K was printed and distributed to the Company’s stockholders.  In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of Ernst & Young LLP, independent accountants for enherent, is being filed as an exhibit hereto.

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

(3) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
4.2

Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000).
10.1	Employment Agreement between James C. Minerly and the Company dated December 1, 2003 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
10.2

Employment Agreement between Douglas A. Catalano and the Company dated February 16, 2004, with Exhibit A and Amendment (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
14.1

Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
23.1	Consent of Ernst & Young LLP, dated April 8, 2004(filed herewith).
31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
31.2	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).
32.2	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent Corp.

By:/s/ DOUGLAS A. CATALANO
Date: April 14, 2004	Douglas A. Catalano
Chairman, Chief Executive Officer and President

3

enherent Corp. and Subsidiaries

Report of Independent Auditors

The Board of Directors and Stockholders

enherent Corp.

We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ ERNST & YOUNG LLP

Hartford, Connecticut

March 19, 2004

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	December 31,
	2002	2003

Assets
Current assets:
Cash and equivalents	$3,067	$2,669
Accounts receivable, net of allowance of $57 in 2002 and $16 in 2003	1,926	1,263
Prepaid expenses and other current assets	259	141
Total current assets	5,252	4,073

Fixed assets, net	477	159
Other assets	69	50
Total assets	$5,798	$4,282

Liabilities and stockholders’ equity
Current liabilities:
Accrued compensation	$283	$302
Accounts payable	470	327
Accrued expenses	294	362
Current portion of capital lease obligations	14	5
Deferred revenue	171	57
Total current liabilities	1,232	1,053

Capital lease obligations, net of current portion	5	—
Deferred rent	58	27
Total liabilities	1,295	1,080

Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares; issued and outstanding—7,000,000 shares issued and outstanding at December 31, 2002 and December 31, 2003	5,553	6,124

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—19,351,311 shares, outstanding—17,502,188 shares at December 31, 2002; issued—19,401,311 shares, outstanding—17,552,188 shares at December 31, 2003	19	19
Additional paid-in capital	94,411	94,423
Treasury stock, at cost—1,849,123 shares in 2002 and 2003	(366)	(366)
Accumulated deficit	(95,114)	(96,998)
Total common stockholders’ deficit	(1,050)	(2,922)
Total liabilities and stockholders’ deficit	$5,798	$4,282

See accompanying notes to consolidated financial statements

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2001	2002	2003

Revenues	$29,684	$20,812	$12,144
Cost of revenues	21,760	16,389	9,409
Gross profit	7,924	4,423	2,735

Selling, general and administrative expenses	14,717	8,230	4,058
Impairment of goodwill	14,974	—	—
Loss from operations	(21,767)	(3,807)	(1,323)

Other income (expense):
Miscellaneous income (expense)	(154)	16	4
Interest expense	(23)	(9)	(3)
Interest income	206	33	9
Net loss	(21,738)	(3,767)	(1,313)
Preferred stock dividends and accretion net of benefit to common shareholders	(511)	16	(571)
Net loss available to common stockholders	$(22,249)	$(3,751)	$(1,884)

Basic and diluted net loss per share	$(1.26)	$(.21)	$(.11)

Number of shares used in computing basic and diluted net loss per share	17,708	17,502	17,514

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2001, 2002 and 2003

(In thousands, except number of shares)

			Additional
	Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at December 31, 2000	18,351,311	$18	$94,212	$(69,114)	—	$—	$25,116
Net loss	—	—	—	(21,738)	—	—	(21,738)
Purchase of treasury stock	—	—	—	—	849,123	(166)	(166)
Accretion of preferred stock	—	—	—	(511)	—	—	(511)
Balance at December 31, 2001	18,351,311	18	94,212	(91,363)	849,123	(166)	2,701
Net loss	—	—	—	(3,767)	—	—	(3,767)
Conversion of preferred shares to common shares	1,000,000	1	199	—	—	—	200
Purchase of treasury stock	—	—	—	—	1,000,000	(200)	(200)
Accretion of preferred stock net of benefit to common shareholders	—	—	—	16	—	—	16
Balance at December 31, 2002	19,351,311	19	$94,411	(95,114)	1,849,123	(366)	(1,050)
Net loss	—			(1,313)	—	—	(1,313)
Stock option exercise	50,000	—	1	—	—	—	1
Stock option compensation	—	—	11	—	—	—	11
Accretion of preferred stock	—	—	—	(571)	—	—	(571)
Balance at December 31, 2003	19,401,311	$19	$94,423	$(96,998)	1,849,123	$(366)	$(2,922)

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2001	2002	2003
Cash flows from operating activities
Net loss	$(21,738)	$(3,767)	$(1,313)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
Depreciation and amortization	2,345	809	294
(Gain) loss on disposal of fixed assets	450	(72)	17
Loss on the sale of marketable securities	—	—	—
Provision (credit) for doubtful accounts	1,369	(199)	38
Goodwill impairment	14,974	—	—
Deferred rent	(30)	(33)	(32)
Stock option compensation	—	—	11
Changes in operating assets and liabilities:
Accounts receivable	2,820	1,481	625
Prepaid expenses and other current assets	116	201	118
Other assets	6	26	19
Accrued compensation	(60)	(397)	19
Accounts payable	(630)	(23)	(143)
Accrued expenses	(536)	(201)	68
Deferred revenue	47	27	(114)
Net cash used in operating activities	(867)	(2,148)	(393)

Cash flows from investing activities
Purchases of fixed assets	(18)	(19)	—
Sales of marketable securities	728	—	—
Proceeds from sale of fixed assets	—	187	7
Net cash provided by investing activities	710	168	7

Cash flows from financing activities

Exercise of stock options	—	—	1
Purchase of treasury stock	(166)	(200)	—
Principal payments under capital lease obligations	(36)	(22)	(13)

Net cash (used in) provided by financing activities	(202)	(222)	(12)
Net (decrease) increase in cash and equivalents	(359)	(2,202)	(398)
Cash and equivalents at beginning of period	5,628	5,269	3,067
Cash and equivalents at end of period	$5,269	$3,067	$2,669

Supplemental disclosure of cash flow information
Interest paid	$23	$9	$9

Noncash financing activities
Acquisition of fixed assets through capital leases	$33	$—	$—

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2001, 2002 and 2003

1.              Description of Business

The accompanying consolidated financial statements include the accounts of enherent Corp. (“enherent”) and its wholly owned subsidiaries (collectively, the “Company”), formerly PRT Group Inc. and subsidiaries (“PRT”). enherent is a provider of information technology services including strategic consulting, project solutions and staff augmentation, principally to industries including insurance, financial services, banking and capital markets.

In 2002 the Company announced that its Windsor, Connecticut office would serve as the Company’s new corporate headquarters and a transition from the existing Dallas, Texas location was initiated.  The transition was completed in December 2002 and the Dallas, Texas office was closed in July 2003. All management and sales offices are now located in Connecticut.  The Company closed its solution center in Barbados, West Indies in 2002.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations.  Management believes that the existing cash and cash equivalents are sufficient to fund operations through at least December 31, 2004.  If available cash and cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, including redemption of the preferred stock in April 2005, the Company may be required to seek additional financing sources in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

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

Revenue Recognition

Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time.  The Company recognizes revenue as related services are performed, on a time-and-materials basis as  calculated from a consultant’s time sheet and expense report using agreed-upon hourly rates. The Company also recognizes revenues from fees earned on recruiting individuals for full-time positions in client companies (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, the Company also enters into fixed priced software development contracts.  The Company recognizes revenue from fixed-price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses.  Anticipated losses on fixed-price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue. In 2003 the Company did not perform any fixed price contract work. In 2002, less than two percent of the Company’s revenues were from fixed-price contracts.

Accounts Receivable – Allowance for Doubtful Accounts

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

The Company’s accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. Because the accounts receivable typically are unsecured, the Company periodically evaluates the collectability of these accounts based on a combination of factors, including a particular customer’s ability to pay, as well as, the age of the receivable balances, which is based on when the customer invoice was issued.  To evaluate a specific customer’s ability to pay, the Company analyzes financial statements, payment history and third-party credit analysis reports.  In cases where the evidence suggests a customer may not be able to satisfy its obligations, the Company sets up a specific reserve in an amount determined to be appropriate for the perceived risk.  The Company writes-off the receivable balances against the allowance only when the amount is deemed to be uncollectible and all efforts to collect the balance have been exhausted.

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

Net Loss Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Computation of Earnings Per Share.” Accordingly, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive shares consist of the incremental common shares issuable upon the conversion of the Redeemable Convertible Preferred Stock (using the if-converted method) and related warrants and shares issuable upon the exercise of stock options (using the treasury stock method); such additional shares are excluded from the calculation as the effect of including such shares is anti-dilutive.

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

	December 31,
Assumption	2001	2002	2003

Risk-free interest rate	4.77%	2.99%	2.00%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.28	1.40	1.40
Average life	5 years	5 years	5 years

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the creditworthiness of customers comprising the Company’s customer base. Management regularly monitors the creditworthiness of its customers and generally requires no collateral. Management believes that it has adequately provided for any exposure to potential credit losses.

3.  Recent Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This standard nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Adoption of this standard did not have an impact on the Company’s consolidated financial position, at December 31, 2003 or results of operations for the year then ended.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatory redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. The Company adopted this statement effective the quarter ended September 30, 2003.  Adoption of this Statement did not have a significant effect on the Company’s financial position as of December 31, 2003 or on the results of operations for the year ended December 31, 2003.

In December 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which effectively modified and clarified certain provisions of FIN 46, as originally issued.   The Company is required to adopt the provisions of this guidance for the quarter ending March 31, 2004, as it relates to all variable interests held, except that adoption is required by December 31, 2004 for all variable interest held in entities that are considered to be special purpose entities.  The adoption of this Statement did not have a significant effect on the Company’s December 31, 2003 financial statements and is not expected to have a significant impact upon adoption in the first quarter of 2004.

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

5.  Series A Senior Participating Redeemable Convertible Preferred Stock

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock (“Preferred Stock”) for $8,000,000. The Company also issued a Warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company’s Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after April 12, 2005 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each Warrant entitles the holder to purchase one share of Common Stock prior to April 14, 2005. The Preferred Stock and related Warrants were sold below the then-market value of the Company’s Common Stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purpose of calculating loss per share. The Preferred Stock is being accreted to its liquidation value at April 12, 2005. Accretion was $511,000, $511,000 and $571,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

6.  Stockholders’ Equity

In August 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company’s outstanding Common Stock.  In 2001, the Company repurchased approximately 849,000 shares of its outstanding

Common Stock for approximately $166,000. In October 2002, the Board of Directors increased this buy-back figure to 4,000,000 shares of the Company’s outstanding Common Stock.

In June 1996, the Company established a Stock Option Plan (the “Option Plan”) for officers, employees, consultants and non-employee directors to purchase shares of the Company’s Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. In January 2000, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved by 1,000,000. At December 31, 2003, the Company had reserved 4,058,425 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards and the exercise price. The exercise price shall not be less than the fair market value of the Company’s Common Stock at the date the option is granted. As such, the Company has not recorded compensation expense in connection with these awards. The options are exercisable for a period not to exceed ten years from the date of the grant. Vesting periods range from immediate vesting to five years.

Activity in the Option Plan is summarized as follows (in shares):

	Shares	Weighted Average Exercise price
Outstanding at December 31, 2000	3,315,687	$1.89
Granted	250,500	$.40
Canceled and expired	(792,783)	$1.59
Outstanding at December 31, 2001	2,773,404	$1.82
Granted	1,080,000	$.03
Canceled and expired	(800,782)	$1.52
Outstanding at December 31, 2002	3,052,622	$1.22
Granted	460,000	$.08
Exercised	(50,000)	$.03
Canceled and expired	(1,773,405)	$.82
Outstanding at December 31, 2003	1,689,217	$1.22
Exercisable at December 31, 2001	1,553,610
Exercisable at December 31, 2002	1,842,924
Exercisable at December 31, 2003	1,247,048

Available for grant at December 31, 2003	2,369,208

The weighted average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was $0.35, $0.03, and $0.08 respectively.

Information regarding the options outstanding under the Option Plan at December 31, 2003 is as follows:

Exercise Price Range			Number of Options Currently Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$.03	-	$.03	396,666	$.03	5.1	296,664	$.03
$.08	-	$.12	527,166	$.08	8.6	197,166	$.09
$.63	-	$.69	166,000	$.66	6.0	164,333	$.66
$1.13	-	$1.19	103,385	$1.18	5.7	103,385	$1.18
$2.19	-	$2.75	426,850	$2.41	5.3	416,350	$2.40
$3.63	-	$5.00	64,850	$4.00	4.7	64,850	$4.00
$5.63	-	$5.63	4,300	$5.63	3.0	4,300	$5.63
			1,689,217			1,247,048

On September 30, 2003, the Company eliminated an employee’s position.  As a result of the elimination, the employee’s October 28, 2002 stock option award vested entirely.  The employee exercised options to purchase 50,000 shares of common stock in a cashless exercise.

On October 15, 2003, concurrent with the voluntary termination of the former Chairman, President and Chief Executive Officer Robert Merkl, the Company agreed to allow the first third of Mr. Merkl’s October 28, 2002 stock option grant to vest early.  Therefore, options to purchase 166,666 shares of common stock vested and Mr. Merkl proceeded to exercise those stock options in a cashless exercise subsequent to December 31, 2003.

7. Impairment of Goodwill

Due to significant negative industry and economic trends affecting the Company’s current and expected future revenues, management performed an analysis of the undiscounted cash flow from the Computer Management Resources (“CMR”) and Advance Computer Techniques (“ACT”) acquisitions and concluded that the related goodwill was impaired.  Based on the analysis of the discounted cash flow, an impairment charge of approximately $15.0 million was recorded in the fourth quarter of 2001.

8.  Income Taxes

For financial reporting purposes, loss before taxes includes the following components (in thousands):

	2001	2002	2003
Pre-tax loss
U.S.	$(20,062)	$(2,482)	$(1,244)
Foreign	(1,676)	(1,285)	(69)
Net loss	$(21,738)	$(3,767)	$(1,313)

There were no current or deferred federal or state and local taxes for the years ended December 31, 2001, 2002 and 2003.

The actual income tax expense (benefit) differs from the “expected” tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

	December 31,
	2001	2002	2003

Computed “expected” tax expense/(benefit)	$(7,391)	$(1,281)	$(446)
Non-deductible losses of foreign subsidiaries	413	848	23
Non-deductible U.S. expenses	7	4	(83)
Valuation allowance relating primarily to U.S. net operating losses	7,033	589	565
State tax expense/(benefit), net of federal tax effect at state statutory rate	(734)	(149)	(59)
Other	672	(11)	—
	$—	$—	$—

The Company has net operating loss carryforwards of approximately $46.3 million to offset future taxable income which begin to expire in 2018. Deferred tax assets are recognized if realization of such assets is more likely than not. Based on the weight of available evidence, which included the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.  The change in the valuation allowance totaled $589 and $565, in 2002 and 2003, respectively.

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

9.  Significant Clients

During the years ended December 31, 2001, 2002 and 2003, approximately 68%, 72%, and 80% of revenue was derived from the Company’s five largest clients, respectively. Three clients accounted for 20%, 15% and 11% of total revenues for the year ended December 31, 2001. Three clients accounted for 30%, 16% and 11% of total revenues for the year ended December 31, 2002.  Three clients accounted for 30%, 18% and 12% of total revenues for the year ended December 31, 2003.

10.  Commitments

The Company is obligated under capital leases for computer and office equipment that expire at various dates through July 2004 with interest ranging from 8% to 10%. Future minimum lease payments relating to office space under noncancelable operating leases expiring through 2005 and future minimum capital lease payments as of December 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
December 31:
2004	$5	$152
2005	—	4
Total minimum lease payments	5	$156
Less amount representing interest-	—
Present value of net minimum capital lease payments	5
Less current installments of obligations under capital leases	5
Obligations under capital leases, net of current installments	$—

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

 In 2002 the Company announced that its Connecticut office would serve as the Company’s corporate headquarters and that transition was completed in December 2002. During 2003, additional administrative and finance functions were relocated from the Dallas office and the office was closed at the end of the lease term, August 31, 2003. The total pretax charge for the Dallas closure, including $26,000 accrued as of December 31, 2003 was approximately $215,000. The total pre-tax charge included $106,000 for severance and other employee costs and approximately $109,000 to cover other costs.

11.  Deferred Compensation Plan

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2000 the Plan was modified providing a 100% Company match of up to 3% of eligible employee contributions. For the years ended December 31, 2001, 2002 and 2003, the Company recognized contributions of approximately $323,000, $205,000 and  $105,000 respectively.

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

14.  Litigation

On September 10, 2001 enherent filed a lawsuit in Federal District Court in Virginia for breach of contract to recover monies owed to it by Interior Systems, Inc. (“ISI”) for services provided by enherent in the amount of approximately $785,000.  On October 12, 2001, ISI filed a counterclaim against enherent claiming that enherent breached the contract and inflated invoices during the performance of those services in the amount of approximately $1,153,000.  enherent denied these allegations.  In December 2001 the parties reached a settlement agreement whereby ISI agreed to pay $250,000 to enherent. Through December 31, 2003 the Company received $243,500 of this amount, including $18,500 in the current year. As collection of the remaining balance was not likely, the Company now considers the matter closed.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

[Item 15(a)]

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2001
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$700	$1,369	$1,813	$256

Year ended December 31, 2002
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$256	$(179)	$20	$57

Year ended December 31, 2003
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$57	$38	$79	$16

(a) Uncollectible receivables written off.