Form 10-Q
period 2004-03-31
ENHERENT CORP
filed 2004-05-07
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of May 3, 2004
Common stock, par value $.001	17,718,854

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and equivalents	$2,146	$2,669
Accounts receivable, net of allowance of $16 at March 31, 2004 and December 31, 2003	1,725	1,263
Prepaid expenses and other current assets	232	141
Total current assets	4,103	4,073

Fixed assets, net	119	159
Other assets	50	50
Total assets	$4,272	$4,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$498	$327
Accrued compensation	391	302
Accrued expenses	301	362
Current portion of capital lease obligations	4	5
Deferred revenue	47	57
Total current liabilities	1,241	1,053

Deferred rent	19	27
Total liabilities	1,260	1,080

Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; issued and outstanding - 7,000,000 shares at March 31, 2004 and December 31, 2003	6,278	6,124

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued - 19,567,977 shares; outstanding - 17,718,854 shares at March 31, 2004; issued 19,401,311 shares , outstanding - 17,552,188 at December 31, 2003	19	19
Additional paid-in capital	94,427	94,423
Treasury stock, at cost - 1,849,123 shares at March 31, 2004 and December 31, 2003	(366)	(366)
Accumulated deficit	(97,346)	(96,998)
Total common stockholders’ deficit	(3,266)	(2,922)

Total liabilities and stockholders’ deficit	$4,272	$4,282

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2004	2003

Revenues	$2,912	$3,653
Cost of revenues	2,181	2,915
Gross profit	731	738

Selling, general and administrative expenses	925	1,248
Loss from operations	(194)	(510)

Other income (expense):
Miscellaneous income	—	3
Interest expense	—	(2)
Interest income	—	3
Net loss	(194)	(506)
Preferred stock accretion	(154)	(136)
Net loss available to common stockholders	$(348)	$(642)

Basic and diluted net loss per share applicable to common stockholders	$(.02)	$(.04)
Number of shares used in computing basic and diluted net loss per share	17,699	17,502

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2004	2003
Cash flows from operating activities
Net loss	$(194)	$(506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	102
Provision (credit) for doubtful accounts	3	(9)
Loss on disposal of fixed assets	—	12
Deferred rent	(8)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(465)	(5)
Prepaid expenses and other current assets	(91)	39
Other assets	—	6
Accrued compensation	89	57
Accounts payable	171	(48)
Accrued expenses	(61)	(101)
Deferred revenue	(10)	(139)
Net cash used in operating activities	(526)	(600)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	5
Net cash provided by investing activities	—	5

Cash flows from financing activities
Proceeds from exercise of stock options	4	—
Principal payments under capital lease obligations	(1)	(5)
Net cash provided by (used in) financing activities	3	(5)

Net decrease in cash and equivalents	(523)	(600)
Cash and equivalents at beginning of period	2,669	3,067
Cash and equivalents at end of period	$2,146	$2,467

Supplemental disclosure of cash flow information
Interest paid	$—	$2

See accompanying notes to condensed consolidated financial statements.

enherent Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations.  Management believes that the cash and cash equivalents are sufficient to fund operations for the next 12 months.  If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing. If the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

2.               Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

	Three months ended March 31
	2004	2003

Net loss available to common stockholders as reported	$(348)	$(642)
Total stock option expense determined under fair value base method	(25)	(87)
Pro forma net loss	$(373)	$(729)
Net loss per common share as reported: basic and diluted	$(.02)	$(.04)
Net loss per common share pro forma: basic and diluted	$(.02)	$(.04)

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

	March 31
Assumption	2004	2003

Risk-free interest rate	2.00%	2.00%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.34	1.29
Average life years	5	5

4.               Series A Senior Participating Redeemable Convertible Preferred Stock

On April 1, 2004, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement with Primesoft LLC (“Primesoft”), pursuant to which enherent purchased 2,750,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock and a warrant to obtain 1,875,000 shares of enherent’s Common Stock, from Primesoft.  Consideration paid by enherent consisted of a cash payment of $250,000 and a three year, $150,000 promissory note (bearing interest at the rate of 4% per annum) payable in annual installments of $50,000 beginning on April 15, 2005.

The Series A Senior Participating Redeemable Convertible Preferred Stock was carried at approximately $2.5 million at the date of the transaction. Because the Preferred Stock was purchased below its carrying value, a benefit to common shareholders of approximately $2.1 million will be realized in April 2004.

The remaining Preferred Stock is being accreted to its liquidation value at April 12, 2005 of $4,250,000. Accretion of approximately $154,000 and $136,000 was recognized in the three-month periods ending March 31, 2004 and 2003, respectively.

5.               Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended March 31
	2004	2003
Numerator:
Net loss available to common stockholders	$(348)	$(642)
Denominator:
Weighted average shares outstanding (000’s omitted)	17,699	17,502

Basic and diluted loss per share	$(.02)	$(.04)

The Company has excluded the impact of the redeemable convertible preferred stock and related warrants and stock options outstanding under the Company’s stock option plan because the effect would be anti-dilutive.

6.               Contingencies

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

Revenue Recognition

Revenues are primarily derived from consultants on engagements with clients for a period of time. The revenues from these time and materials contracts are recognized during the period in which the related services are provided. Revenue may also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period.  Such guarantee periods range from 30 to 90 days. For the three-month periods ending March 31, 2004 and 2003, no revenue from permanent placements was recognized.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable balance is reported net of estimated allowances for balances not expected to be collectible.  The Company regularly evaluates the collectability of amounts owed to it based on the ability of the debtor to make payments. When the Company’s evaluation indicates that a customer will be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss.  The Company periodically reviews the requirements for, and adequacy of the reserve for doubtful accounts.

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

Results of Operations

Revenues.  Revenues decreased $0.8 million during the three-month period ended March 31, 2004 to $2.9 million compared to $3.7 million for the three-month period ended March 31, 2003. The decrease in revenue was a result of the completion of client projects and non-renewal of certain client assignments partially offset by new client assignments.

Cost of Revenues.  Cost of revenues decreased $0.7 million for the three-month period ended March 31, 2004 to $2.2 million compared to $2.9 million for the three-month period ended March 31, 2003. The decrease in cost of revenues was attributable to the overall decrease in revenues. Cost of revenues as a percentage of revenues decreased from 79.8% for the three-month period ended March 31, 2003 to 74.9% for the three-month period ended March 31, 2004.

Gross Profit.  Gross profit as a percentage of revenues for the three-month period ended March 31, 2004 was 25.1% versus 20.2% in the comparable prior year period.

The increase in gross profit as a percentage of revenues for the three-month period ended March 31, 2004 versus the comparable period of 2003 reflects higher margins on new assignments, completion of lower margin and unprofitable contracts, and continued improvements in billable workforce management.  Also, where engagement renewals have resulted in lower billing rates for consultants, the Company has in turn reduced the consultant’s rate of compensation.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses decreased approximately 25.9% to $0.9 million in the three-month period ended March 31, 2004 from $1.2 million for the comparable period in 2003.  SG&A expenses as a percentage of revenue was 31.8% for the three-month period ended March 31, 2004 from 34.2% for the comparable period in 2003.

For the three-month period ended March 31, 2004 versus the comparable period of the prior year, the lower level of SG&A expenses reflects reductions in administrative, sales and marketing staffing levels, elimination of costs related to the Barbados Solutions Center and Dallas offices as well as the absence of closure and restructuring costs.

Loss from Operations. Loss from operations for the three-month period ended March 31, 2004 decreased to $0.2 million as compared to a loss from operations of $0.5 million in the comparable period in 2003.  As a percentage of revenues, the loss from operations for the three-month period ended March 31, 2004 decreased to approximately 6.7% as compared to approximately 13.9% in the comparable period in 2003.

Preferred Stock Accretion. Accretion on the preferred stock of approximately $154,000 and $136,000 was recognized in the three-month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Working Capital: The Company’s working capital decreased to approximately $2.9 million at March 31, 2004 from $3.0 million at December 31, 2003.  Cash and cash equivalents were $2.1 million at March 31, 2004 compared to $2.7 million at December 31, 2003.  The primary use of cash during the three-month period ended March 31, 2004 was to fund operating activities of approximately $0.5 million. The Company’s accounts receivables were $1.7 million at March 31, 2004 and $1.3 million at December 31, 2003. Billed days sales outstanding, net of allowance for doubtful accounts, were 48 days at March 31, 2004 and 44 days at December 31, 2003.

The Company anticipates that its primary uses of cash in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents at March 31, 2004 are sufficient to fund operations for the next 12 months and satisfy all obligations under capital and non-cancelable operating leases. As of March 31, 2004 the Company’s obligations under capital leases, all due within the next year, totaled $4,000.  Obligations under non-cancelable operating leases total $110,000.  In addition, as a result of the acquisition of the preferred stock described in Note 4 to the Condensed Consolidated Financial Statements, the Company expended $250,000 in April 2004 and is obligated for principal and interest payments on a three year $150,000 promissory note.  Annual principal payments commencing in April 2005 will be $50,000. If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to seek additional sources of financing in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

Forward-looking and Cautionary Statements

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; and (v) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Senior Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

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

Item. 5.  Other Information.

On February 10, 2004, the Company, with the approval of its Board of Directors, named Douglas K. Mellinger as Vice Chairman.  Mr. Mellinger will receive $5,000 monthly for consulting services he will provide to the Company.  Mr. Mellinger is the founder of enherent and former Chairman of the Board of Directors and former Chief Executive Officer of enherent.

On February 16, 2004, the Company entered into an employment agreement with Douglas A. Catalano to serve as Chairman, Chief Executive Officer and President for a three-year term commencing February 16, 2004.

On April 1, 2004 the Company purchased 2,750,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock, and a warrant to obtain 1,875,000 shares of enherent’s Common Stock, from Primesoft, LLC.  The shares, as well as the warrant, were retired.  Consideration paid by the Company consisted of a cash payment of $250,000 and a three year, $150,000 promissory note (bearing interest at the rate of 4% per annum) payable in annual installments of $50,000 beginning on April 15, 2005.

On April 1, 2004 the Compensation Committee recommended and the Board of Directors approved canceling the October 27, 2003 award to Douglas A. Catalano of options to purchase 400,000 shares, with a strike price of $0.08 per share.  These stock options were non-qualified stock options.  The Board further approved a grant of options to purchase 400,000 shares to Mr. Catalano, with a strike price of $0.09 per share effective April 1, 2004.  These stock options are incentive stock options.  Options to purchase 100,000 shares vested on April 1, 2004 with the remainder to vest 100,000 each year on April 1 for the next three years.

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

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
10.4	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Filed herewith).
10.5	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)          Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	May 7, 2004	BY	/s/ DOUGLAS A. CATALANO
Douglas A. Catalano
Chairman, Chief Executive Officer and President

DATE	May 7, 2004	BY	/s/ JAMES C. MINERLY
James C. Minerly
Senior Financial Officer

Exhibit Index:

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
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

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
10.4	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Filed herewith).
10.5	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).