Form 10-Q
period 2004-06-30
ENHERENT CORP
filed 2004-08-16
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES   ☒                                                     NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES   ☐  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of August 4, 2004
Common stock, par value $.001	17,718,854

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and equivalents	$1,842	$2,669
Accounts receivable, net of allowance of $16 at June 30, 2004 and December 31, 2003	1,718	1,263
Prepaid expenses and other current assets	200	141
Total current assets	3,760	4,073
Fixed assets, net	85	159
Other assets	50	50
Total assets	$3,895	$4,282

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$50	$—
Accounts payable	575	327
Accrued compensation	420	302
Accrued expenses	300	362
Current portion of capital lease obligations	3	5
Deferred revenue	23	57
Total current liabilities	1,371	1,053
Long term debt	100	—
Deferred rent	11	27
Total liabilities	1,482	1,080
Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized – 10,000,000 shares; issued and outstanding – 4,250,000 shares at June 30, 2004 and issued and outstanding 7,000,000 shares at December 31, 2003	3,908	6,124

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized – 50,000,000 shares; issued – 19,567,977 shares; outstanding – 17,718,854 shares at June 30, 2004; issued 19,401,311 shares , outstanding – 17,552,188 at December 31, 2003	19	19
Additional paid-in capital	94,427	94,423
Treasury stock, at cost – 1,849,123 shares at June 30, 2004 and December 31, 2003	(366)	(366)
Accumulated deficit	(95,575)	(96,998)
Total common stockholders’ deficit	(1,495)	(2,922)

Total liabilities and stockholders’ deficit	$3,895	$4,282

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Revenues	$3,151	$3,166	$6,063	$6,819
Cost of revenues	2,331	2,369	4,512	5,284
Gross profit	820	797	1,551	1,535
Selling, general and administrative expenses	1,018	1,236	1,943	2,484
Loss from operations	(198)	(439)	(392)	(949)
Other income (expense):
Miscellaneous income	—	2	—	5
Interest expense	(2)	(1)	(2)	(3)
Interest income	1	2	1	5
Net loss	(199)	(436)	(393)	(942)
Preferred stock redemption benefit to common shareholders, net of accretion	1,970	(141)	1,816	(277)
Net income (loss) applicable to common stockholders	$1,771	$(577)	$1,423	$(1,219)
Basic net income (loss) per share applicable to common stockholders	$.10	$(.03)	$.08	$(.07)
Number of shares used in computing basic net income (loss) per share (000’s)	17,719	17,502	17,709	17,502
Diluted net income (loss) per share applicable to common stockholders	$.09	$(.03)	$.07	$(.07)
Number of shares used in computing diluted net income (loss) per share (000’s)	21,969	17,502	23,334	17,502

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities
Net loss	$(393)	$(942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	205
Provision (credit) for doubtful accounts	5	33
Loss on disposal of fixed assets	—	10
Deferred rent	(16)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(460)	498
Prepaid expenses and other current assets	(59)	103
Other assets	—	6
Accrued compensation	118	48
Accounts payable and other accrued expenses	186	(153)
Deferred revenue	(34)	(127)
Net cash used in operating activities	(579)	(335)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	7
Net cash provided by investing activities	—	7

Cash flows from financing activities
Proceeds from exercise of stock options	4	—
Purchase and redemption of preferred stock	(250)
Principal payments under capital lease obligations	(2)	(9)
Net cash used in financing activities	(248)	(9)
Net decrease in cash and equivalents	(827)	(337)
Cash and cash equivalents at beginning of period	2,669	3,067
Cash and cash equivalents at end of period	$1,842	$2,730
Interest paid	$—	$3

See accompanying notes to condensed consolidated financial statements.

enherent Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations.  Management believes that the cash and cash equivalents are sufficient to fund operations for the next 12 months. The Company does not anticipate that holders of its Series A Senior Participating Redeemable Convertible Preferred Stock will require the Company to redeem the preferred stock discussed in Note 4. If the cash and cash equivalents at June 30, 2004 and cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may in the future be required to seek additional sources of financing. Also, if the Company is required to redeem its Series A Senior Participating Redeemable Convertible Preferred Stock, the Company might be required to obtain additional financing. If the Company is unsuccessful in obtaining additional sources of financing, the Company could experience difficulty meeting its current obligations as they become due.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003

Net income (loss) available to common stockholders as reported	$1,771	$(577)	$1,423	$(1,219)
Total stock option expense determined under fair value base method	(28)	(49)	(53)	(136)
Pro forma net income (loss)	$1,743	$(626)	$1,370	$(1,355)
Net income (loss) per common share as reported:
Basic	$.10	$(.03)	$.08	$(.07)
Diluted	$.09	$(.03)	$.07	$(.07)
Net income (loss) per common share pro forma:
Basic	$.10	$(.04)	$.08	$(.08)
Diluted	$.09	$(.04)	$.07	$(.08)

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

	June 30
Assumption	2004	2003
Risk-free interest rate	2.00%	0%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.34	1.29
Average life years	5	5

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

The Series A Senior Participating Redeemable Convertible Preferred Stock was carried at approximately $2.5 million at the date of the transaction. Because the Preferred Stock was purchased below its carrying value, a benefit to common shareholders of approximately $2.1 million was recognized in the quarter ended June 30, 2004.

The remaining Preferred Stock is being accreted to its liquidation value at April 12, 2005 of $4,250,000. Accretion of approximately $96,000 and $141,000 was recognized in the three-month periods ending June 30, 2004 and 2003, respectively. In the six month periods ending June 30, 2004 and 2003, accretion of approximately $250,000 and $277,000, respectively, was recognized.

5.               Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Numerator:
Net income (loss) available to common stockholders
Basic	$1,771	$(577)	$1,423	$(1,219)
Accretion on preferred	96	—	250	—
Diluted	$1,867	$(577)	$1,673	$(1,219)
Denominator:
Weighted average of shares outstanding
Basic	17,719	17,502	17,709	17,502
Shares as if converted	4,250	—	5,625	—
Fully diluted	21,969	17,502	23,334	17,502
Basic income (loss) per share	$.10	$(.03)	$.08	$(.07)
Diluted income (loss) per share	$.09	$(.03)	$.07	$(.07)

For the 2004 periods the Company’s Series A Senior Participating Redeemable Convertible Preferred Stock has been reflected on an as if converted basis for purposes of calculating diluted earnings per share. In 2003 the Company has excluded the impact of its Series A Senior Participating Redeemable Convertible Preferred Stock and related warrants and stock options outstanding under the Company’s stock option plan because the effect would be anti-dilutive.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Use of Estimates

As described in Note 1, the condensed consolidated financial statements presented elsewhere in this document have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Item 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues are primarily derived from consultants on engagements with clients for a period of time. The revenues from these time and materials contracts are recognized during the period in which the related services are provided. Revenue may also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period.  Such guarantee periods range from 30 to 90 days. In the six-month period ending June 30, 2004, the Company recognized approximately $24,000 in revenue from permanent placements.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable balance is reported net of estimated allowances for balances not expected to be collectible.  The Company regularly evaluates the collectability of amounts owed to it based on the ability of the debtor to make payments. When the Company’s evaluation indicates that a customer will be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss.  The Company periodically reviews the requirements, and adequacy of the reserve, for doubtful accounts.

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

Results of Operations

Revenues.  Revenue of $3.2 million during the three-month period ended June 30, 2004 was comparable to the revenue for the three-month period ended June 30, 2003. Revenue of $6.1 million for the six-month period ended June 30, 2004 was $0.7 million below the $6.8 million in revenue for the comparable prior year period. The decrease in revenue was a result of the completion of client projects and non-renewal of certain client assignments partially offset by new client assignments.

Cost of Revenues.  Cost of revenues were $2.3 million for the three-month period ended June 30, 2004 and were $0.1 million less than the $2.4 million incurred in the three-month period ended June 30, 2003. Cost of revenues decreased $0.8 million for the six-month period ended June 30, 2004 to $4.5 million compared to $5.3 million for the six-month period ended June 30, 2003. The decrease in cost of revenues was primarily attributable to the lower volume and overall decrease in revenues. Cost of revenues as a percentage of revenues decreased from 74.8% for the three-month period ended June 30, 2003 to 73.9% for the three-month period ended June 30, 2004. Cost of revenues as a percentage of revenues decreased from 77.5% for the six-month period ended June 30, 2003 to 74.5% for the six-month period ended June 30, 2004.

Gross Profit.  Gross profit as a percentage of revenues for the three-month period ended June 30, 2004 was 25.9% versus 25.2% in the comparable prior year period. In the six-month period ended June 30, 2004 the gross profit as a percentage of revenues was 25.5% compared to 22.5% gross profit as a percentage of revenues for the six-month period ended June 30, 2003.  The increase in gross profit as a percentage of revenues for the three and six month periods ended June 30, 2004 versus the comparable periods of 2003 reflects higher margins on new assignments, completion of lower margin contracts, continued improvements in billable workforce scheduling as well as reducing consultant compensation in cases where engagement renewals have resulted in lower billing rates for consultants.

Selling, General & Administrative (“SG&A”) Expenses. SG&A expenses decreased approximately 16.7% to $1.0 million in the three-month period ended June 30, 2004 from $1.2 million for the comparable period in 2003.  In the six-month period ended June 30, 2004, SG&A expenses of $1.9 million were $0.6 million or 23.6% lower than the $2.5 million for the comparable period in the prior year. SG&A expenses as a percentage of revenue were 32.3% and 32% for the three-month and six-month periods ended June 30, 2004, respectively.

For the six-month period ended June 30, 2004 versus the comparable period of the prior year, the lower level of SG&A expenses reflects reductions in administrative, sales and marketing staffing levels, elimination of costs related to the Barbados Solutions Center and Dallas offices as well as the absence of closure and restructuring costs. The lower SG&A expenses in the three-month period ending June 30, 2004, versus the comparable period of 2003, reflects the Dallas office shutdown and the absence of related shutdown costs in the 2004 period.

Loss from Operations. Due to improved gross profit and lower SG&A expenses described above the loss from operations for the three-month period ended June 30, 2004 decreased to $0.2 million as compared to a loss from operations of $0.4 million in the comparable period in 2003.  As a percentage of revenues, the loss from operations for the three-month period ended June 30, 2004 decreased to approximately 6.2% as compared to approximately 13.9% in the comparable period in 2003. The loss from operations of $0.4 million for the six-month period ended June 30, 2004 was $0.5 million lower than the $0.9 million operating loss in the six-month period ending June 30, 2003. For the six-month periods ending June 30, operating loss as a percent of revenue was 6.5% in 2004 compared to 13.9% in 2003.

Preferred Stock Redemption Benefit, Net of Accretion. In the second quarter of 2004, the Company purchased and retired 2,750,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock for $400,000, consisting of a cash payment of $250,000 and a promissory note for $150,000. As the Preferred Stock was being carried at an accreted book amount of approximately $2.5 million, a non-cash benefit to common shareholders of $2.1 million was recognized. Accretion on the preferred stock of approximately $96,000 and $141,000 was recognized in the three-month periods ended June 30, 2004 and 2003, respectively. In the six-month period ended June 30, 2004 and 2003, accretion of approximately $250,000 and $277,000, respectively, was recognized.

Liquidity and Capital Resources

Working Capital. The Company’s working capital decreased to approximately $2.5 million at June 30, 2004 from $3.0 million at December 31, 2003.  Cash and cash equivalents were $1.8 million at June 30, 2004 compared to $2.7 million at December 31, 2003.  The primary use of cash during the six-month period ended June 30, 2004 was to redeem 2,750,000 shares of its preferred stock and warrants to purchase common stock, using cash of $250,000 and a promissory note for $150,000, and to fund operating activities of approximately $0.6 million. The Company’s accounts receivable were $1.7 million at June 30, 2004 and $1.3 million at December 31, 2003. Billed days sales outstanding, net of allowance for doubtful accounts, were 48 days at June 30, 2004 and 44 days at December 31, 2003.

The Company anticipates that its primary uses of cash in the near term will be to fund the Company’s operations.  Management believes that the cash equivalents at June 30, 2004 are sufficient to fund operations for the next twelve months and satisfy all obligations due under its debt agreement and capital and non-cancelable operating leases. As of June 30, 2004, the Company’s obligations under capital leases, all due within the next year, totaled $3,000.  Obligations under non-cancelable operating leases total $62,000.  In addition, as a result of the acquisition of the preferred stock, described in Note 4 to the Condensed Consolidated Financial Statements, the Company expended $250,000 in April 2004 and is obligated to make principal and interest payments on a three year $150,000 promissory note.  Annual principal payments of $50,000 are due commencing on April 15, 2005. If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may be required to seek additional sources of financing in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

The holders of the Company’s remaining Series A Senior Participating Redeemable Convertible Preferred Stock have a redemption right, exercisable at their option, starting after April 12, 2005. The redemption value is $1.00 per share.  The Company does not have sufficient cash to redeem in full the 4,250,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock currently outstanding.  Should the holders of the preferred exercise their optional redemption feature, the Company will be required to obtain financing to make such redemption payment or negotiate a non-cash settlement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Senior Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

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

Item. 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 5, 2004. Douglas K. Mellinger and Douglas A. Catalano were elected as Class I directors at the annual meeting with terms expiring in 2007.

Director Election Results.

Class I Director	Affirmative Votes	Withheld Votes
Douglas K. Mellinger	18,971,273	287,911
Douglas A. Catalano	18,973,656	285,528

Other directors whose terms continued after the annual meeting and their term expiration date.

Director	Class	Term
Robert P. Forlenza	II	Expires 2006
Irwin J. Sitkin	II	Expires 2006

The only other matter voted upon by the Company’s stockholders at the 2004 annual meeting was a proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors for 2004.  Holders of 19,254,179 shares voted for this proposal, holders of 950 shares voted against or withheld authority to vote with respect to this proposal and holders of 4,055 shares abstained or did not vote with respect to this proposal.

Item. 5.  Other Information.

On April 1, 2004 the Company purchased 2,750,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock, and a warrant to obtain 1,875,000 shares of enherent’s Common Stock, from Primesoft, LLC.  The shares, as well as the warrant, were retired.  Consideration paid by the Company consisted of a cash payment of $250,000 and a three year, $150,000 promissory note (bearing interest at the rate of 4% per annum) payable in annual installments of $50,000 beginning on April 15, 2005.

On April 1, 2004 the Compensation Committee recommended and the Board of Directors approved canceling the October 27, 2003 award to Douglas A. Catalano of options to purchase 400,000 common shares, with a strike price equal to the market value on the date of grant of $0.08 per share. These stock options were non-qualified stock options.  The Board further approved a grant of options to purchase 400,000 common shares to Mr. Catalano, with a strike price of $0.09 per share, which was the market value on the date of grant.   These stock options are incentive stock options.  Options to purchase 100,000 shares vested on April 1, 2004, with the remainder to vest 100,000 each year on April 1 for the next three years.

Item 6. Exhibits and Reports on Form 8-K.

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

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
10.2	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed May 7, 2004).
10.3	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed May 7, 2004).
31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(b)          Reports on Form 8-K

On April 7, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 7 (Financial Statements, Pro Forma Financial

Information and Exhibits) and Item 9 (Regulation FD Disclosure) announcing a press release disclosing the Company’s purchase of 2,750,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock and a warrant to obtain 1,875,000 shares of the Company’s Common Stock from Primesoft LLC.  This Current Report on Form 8-K did not include financial statements.

On April 8, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition) announcing a press release disclosing the Company’s results for the year ended December 31, 2003.  This Current Report on Form 8-K included financial statements consisting of consolidated balance sheets for the years ended December 31, 2003 and 2002 and statements of operations for the three-month periods ended December 31, 2003 and 2002 and the years ended December 31, 2003 and 2002 in exhibit 99.1.

On May 7, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included disclosure under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition) announcing a press release disclosing the Company’s preliminary results for the quarter ended March 31, 2004.  This Current Report on Form 8-K included financial statements consisting of consolidated balance sheets for the three-month period ended March 31, 2004 and the year ended December 31, 2003 and statements of operations for the three-month periods ended March 31, 2004 and 2003 in exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	August 16, 2004	BY	/S/ DOUGLAS A. CATALANO
Douglas A. Catalano
Chairman, Chief Executive Officer and President

DATE	August 16, 2004	BY	/S/ JAMES C. MINERLY
James C. Minerly
Senior Financial Officer

Exhibit Index:

Exhibit No.	Description of Exhibits
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).
4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
4.2

Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed April 14, 2000).
4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s form 8-K filed April 14, 2000).
10.1	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
10.2	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed May 7, 2004).
10.3	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed May 7, 2004).
31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).