Form 10-Q
period 2004-09-30
ENHERENT CORP
filed 2004-11-15
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of October 26, 2004
Common stock, par value $.001	18,418,854

enherent Corp. and Subsidiaries

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and equivalents	$1,658	$2,669
Accounts receivable, net of allowance of $16 at September 30, 2004 and December 31, 2003	1,885	1,263
Prepaid expenses and other current assets	190	141

Total current assets	3,733	4,073
Fixed assets, net	53	159
Other assets	50	50

Total assets	$3,836	$4,282

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$50	$—
Accounts payable	580	327
Accrued compensation	420	302
Accrued expenses	350	362
Current portion of capital lease obligations	1	5
Deferred revenue	47	57

Total current liabilities	1,448	1,053
Long term debt	100	—
Deferred rent	3	27

Total liabilities	1,551	1,080

Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; issued and outstanding – 4,250,000 shares at September 30, 2004 and issued and outstanding 7,000,000 shares at December 31, 2003	4,007	6,124
Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued - 19,567,977 shares; outstanding - 17,718,854 shares at September 30, 2004; issued 19,401,311 shares, outstanding – 17,552,188 at December 31, 2003	19	19
Additional paid-in capital	94,427	94,423
Treasury stock, at cost - 1,849,123 shares at September 30, 2004 and December 31, 2003	(366)	(366)
Accumulated deficit	(95,802)	(96,998)

Total common stockholders’ deficit	(1,722)	(2,922)

Total liabilities and stockholders’ deficit	$3,836	$4,282

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues	$3,256	$2,708	$9,319	$9,527
Cost of revenues	2,383	2,086	6,895	7,370

Gross profit	873	622	2,424	2,157
Selling, general and administrative expenses	1,001	792	2,944	3,276

Loss from operations	(128)	(170)	(520)	(1,119)
Other income (expense):
Miscellaneous income	—	—	—	4
Interest expense	(1)	(1)	(3)	(3)
Interest income	1	2	2	7

Net loss	(128)	(169)	(521)	(1,111)
Benefit to common stockholders of preferred stock redemption, net of accretion	(99)	(144)	1,717	(421)
Net income (loss) applicable to common stockholders	$(227)	$(313)	$1,196	$(1,532)

Basic net income (loss) per share applicable to common stockholders	$(.01)	$(.02)	$.07	$(.09)

Number of shares used in computing basic net income (loss) per share (000’s)	17,719	17,502	17,715	17,502

Diluted net income (loss) per share applicable to common stockholders	$(.01)	$(.02)	$.07	$(.09)

Number of shares used in computing diluted net income (loss) per share (000’s)	17,719	17,502	22,882	17,502

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2004	2003
Cash flows from operating activities
Net loss	$(521)	$(1,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	255
Provision for doubtful accounts	5	28
Loss on disposal of fixed assets	—	10
Deferred rent	(24)	(23)
Stock option activity	—	11
Changes in operating assets and liabilities:
Accounts receivable	(628)	549
Prepaid expenses and other current assets	(48)	128
Other assets	—	11
Accrued compensation	118	55
Accounts payable and other accrued expenses	241	(91)
Deferred revenue	(10)	(128)

Net cash used in operating activities	(761)	(306)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	7

Net cash provided by investing activities	—	7

Cash flows from financing activities
Proceeds from exercise of stock options	4	—
Purchase and redemption of preferred stock	(250)
Principal payments under capital lease obligations	(4)	(13)

Net cash used in financing activities	(250)	(13)

Net decrease in cash and equivalents	(1,011)	(312)
Cash and cash equivalents at beginning of period	2,669	3,067

Cash and cash equivalents at end of period	$1,658	$2,755

Interest paid	$—	$3

See accompanying notes to condensed consolidated financial statements.

enherent Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

enherent anticipates that its primary uses of working capital in the near term will be to fund enherent’s operations. Management believes that the cash and cash equivalents are sufficient to fund operations for the next 12 months. If the cash and cash equivalents at September 30, 2004 and cash generated from operations are insufficient to satisfy enherent’s liquidity requirements, enherent may in the future be required to seek additional sources of financing. If enherent is unsuccessful in obtaining additional sources of financing, enherent could experience difficulty meeting its current obligations as they become due.

The holders of the Company’s Series A Senior Participating Redeemable Convertible Preferred Stock (the “Preferred Stock”), discussed in Note 6, have agreed that, upon consummation of the proposed merger between enherent and Dynax Solutions, Inc. (“Dynax”), the Preferred Stock and related warrants will be transferred to enherent in exchange for an aggregate of 8,500,000 shares of common stock and subordinated secured notes with an aggregate principal amount of $1,600,000.

If the proposed merger is not completed, the holders of the Preferred Stock have agreed they will not exercise their right to redeem the Preferred Stock until after January 15, 2006. enherent does not anticipate that the holders of its Preferred Stock will require enherent to redeem their shares. If enherent is required to redeem its Preferred Stock, enherent might be required to obtain additional financing. Should enherent not be successful in obtaining additional sources of financing enherent could experience difficulty meeting its current obligations as they become due.

2.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of enherent and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.	Proposed Merger with Dynax Solutions, Inc.

On October 12, 2004, enherent entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dynax in a stock-for-stock exchange. Post merger, the former stockholders of Dynax will own approximately 50% of the common stock of enherent on a fully diluted basis. enherent Corp. will be the surviving legal entity. It is expected the merger will be a tax free transaction.

The Merger Agreement may be terminated or modified by mutual consent of both parties or if certain conditions are not met. In the event of termination, without cause, the responsible party may be liable for damages. If the Merger Agreement is terminated by either party as a result of a material breach of the other party of the terms of the Merger Agreement, the breaching party will be liable for up to $150,000 of the costs and expenses incurred by the non-breaching party in connection with the merger. enherent estimates that its costs to complete this merger will be approximately $300,000. As of September 30, 2004 enherent has incurred, and charged to its operating results approximately $100,000. These costs consist primarily of legal, accounting and financial advisory fees and expenses.

The proposed merger will be accounted for using the purchase method. In a merger of near equals the purchase method of accounting requires the identification of the acquiring entity based on the criteria of FASB 141. Based on the criteria including analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax has been identified as the acquiring entity, and enherent as the acquired entity.

The Boards of Directors of both enherent and Dynax have approved the proposed transaction. The approval of the proposed merger agreement requires the affirmative vote of holders of at least a majority of the outstanding shares of the enherent common stock and Preferred Stock, entitled to vote thereon, voting together as a single class, as well as holders of a majority of the outstanding shares of Dynax common stock. The companies have filed a preliminary joint proxy statement/prospectus with the SEC to register with the SEC the offering and sale of enherent common stock to be issued to holders of Dynax stock pursuant to the merger.

4.	Agreement With A Director

Pursuant to an agreement entered into and effective as of September 14, 2004, enherent and Douglas Mellinger agreed that for a term generally ending on December 31, 2007, Mr. Mellinger will coordinate activities under the direction of the Chief Executive Officer. Mr. Mellinger will provide assistance to enherent related to the development of enherent’s corporate strategy, including but not limited to market positioning and merger and acquisition strategy. The agreement provides that Mr. Mellinger will continue to be a nonemployee member of the Board of Directors and the Vice Chairman and that he will not be deemed to be an employee of enherent. enherent agreed to pay Mr. Mellinger an annual fee of $60,000, payable $5,000 each month, during the term of the agreement. enherent further agreed to grant options to purchase 500,000 shares of enherent’s common stock, at the fair market value on the date of the grant, which was $0.11 per share, to Mr. Mellinger pursuant to a non-qualified stock option agreement, which agreement was described in enherent’s Current Report on Form 8-K filed with the SEC on November 3, 2004.

enherent will account for these stock options using the fair value recognition method set forth in the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Accordingly, enherent will recognize deferred compensation expense and begin to charge the non-cash amortization expense to operating results, over the vesting schedule of the options, starting in the fourth quarter of 2004. The effects of the grant on the financial statements of enherent as of, and for the period ending, September 30, 2004 are immaterial.

enherent’s other stock compensation awards will continue to be accounted for using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 and are discussed further in Note 5.

5.	Stock-Based Compensation

enherent accounts for employee stock compensation and stock options using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). enherent accounts for stock option grants to outside directors for services as directors under APB No. 25 and FASB Interpretation No. 44 and accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), enherent continues to account for stock-based compensation in accordance with APB No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if enherent had applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income (loss) available to common stockholders as reported	$(227)	$(313)	$1,196	$(1,532)
Total stock option expense determined under fair value base method	(28)	(28)	(81)	(164)
Pro forma net income (loss)	$(255)	$(341)	$1,115	$(1,696)
Net income (loss) per common share as reported:
Basic	$(.01)	$(.02)	$.07	$(.09)
Diluted	$(.01)	$(.02)	$.07	$(.09)
Net income (loss) per common share pro forma:
Basic	$(.01)	$(.02)	$.06	$(.09)
Diluted	$(.01)	$(.02)	$.06	$(.10)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if enherent had accounted for its employees’ stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	September 30
Assumption	2004	2003
Risk-free interest rate	3.11%	2.00%
Dividend yield	0%	0%
Volatility factor of the expected market price of enherent common stock	1.49	1.50
Average life years	5	5

On October 5, 2004, the Compensation Committee of enherent’s Board of Directors (the “Committee”) approved the restructuring of the equity compensation for Douglas Catalano, Chairman, President and Chief Executive Officer. The purpose of such restructuring was to rectify inconsistencies with regard to previous option grants that were in excess of the limitation set forth in enherent’s stock option plan.

In February 2004, the Committee approved the grant to Mr. Catalano of incentive options to purchase 500,000 shares of enherent common stock, and in April 2004, the Committee approved the grant of incentive options to purchase 400,000 shares of enherent common stock. According to enherent’s stock option plan, no participant of the stock option plan may receive an award or awards of options covering in excess of 200,000 shares of enherent common stock in any plan year. The restructuring rectified the inconsistency between the February and April option grants to purchase an aggregate amount of 900,000 shares of enherent common stock and the 200,000 share limitation in the stock option plan. Specifically, the restructuring of Mr. Catalano’s equity compensation was as follows:

•	the option agreement related to the April option to purchase 400,000 shares of enherent common stock was amended and restated to constitute an option to purchase 200,000 shares of enherent common stock;

•	all other stock options held by Mr. Catalano were cancelled; and

•	Mr. Catalano received a grant of 700,000 unregistered, restricted shares of enherent Common Stock.

The options and restricted stock now held by Mr. Catalano vest over time until they become fully vested on April 1, 2007. However, vesting accelerates in the event of a change in control of enherent, including the proposed merger with Dynax. enherent has agreed, subject to the consummation of the merger with Dynax, to file a shelf registration statement to register the resale of shares of enherent Common Stock issued on the conversion or disposition of the Preferred Stock and to include in such registration statement the restricted shares of enherent Common Stock held by Mr. Catalano.

Deferred compensation expense of $63,000, representing the fair market value of the shares on date of grant, will be recognized over the expected vesting period of the restricted shares as a non-cash charge to the results of operations.

6.	Series A Senior Participating Redeemable Convertible Preferred Stock

The 4,250,000 outstanding shares of Preferred Stock are being accreted to their liquidation value at April 12, 2005 of $4,250,000. Accretion of approximately $99,000 and $144,000 was recognized in the three-month periods ending September 30, 2004 and 2003, respectively. In the nine month periods ending September 30, 2004 and 2003, accretion of approximately $349,000 and $421,000, respectively, was recognized.

Subsequent to the date of these financial statements the holders of the Preferred Stock have agreed, upon consummation of the proposed merger with Dynax described in Note 3, to convert or transfer back to enherent all of the shares of outstanding Preferred Stock and cancel all warrants to purchase shares of enherent common stock issued to such holders in connection with the Preferred Stock in exchange for 8,500,000 shares of enherent common stock and subordinated secured notes in the aggregate principal amount of $1,600,000. In the event the merger is not consummated, the Preferred Stock will remain outstanding and the holders of Preferred Stock have agreed that they will not exercise their right to redeem the Preferred Stock until after January 15, 2006.

7.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Numerator:
Net income (loss) available to common stockholders
Basic	$(227)	$(313)	$1,196	$(1,532)
Accretion on preferred	—	—	349	—
Diluted	$(227)	$(313)	$1,545	$(1,532)
Denominator:
Weighted average of shares outstanding
Basic	17,719	17,502	17,715	17,502
Shares as if converted	—	—	5,167	—
Fully diluted	17,719	17,502	22,882	17,502
Basic income (loss) per share	$(.01)	$(.02)	$.07	$(.09)
Diluted income (loss) per share	$(.01)	$(.02)	$.07	$(.09)

For the nine months ended September 30, 2004 period the Preferred Stock has been reflected on an as if converted basis for purposes of calculating diluted earnings per share. In the three months ended September 30, 2004 and the 2003 periods enherent has excluded the impact of its Preferred Stock and related warrants and stock options outstanding under enherent’s stock option plan because the effect would be anti-dilutive.

8.	Contingencies

In the normal course of business, various claims are made against enherent. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of enherent.

In addition, enherent signed the Merger Agreement with Dynax. The merger is subject to terms and conditions including stockholder approval. Notwithstanding the approval of the merger by enherent and Dynax stockholders, the parties can mutually agree in writing at any time to terminate the Merger Agreement before completing the merger, but may not recover costs incurred during the merger negotiations in the event of a mutual termination.

Completion of the proposed merger, which is recommended by enherent’s Board of Directors, may cost approximately $300,000, of which $100,000 has been incurred through September 30, 2004. The proposed business combination will be recorded under purchase accounting as an acquisition by Dynax and costs incurred by enherent will be expensed.

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

Revenue Recognition

Revenues are primarily derived from consultants on engagements with clients for a period of time. The revenues from these time and materials contracts are recognized during the period in which the related services are provided. Revenue may also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period. Such guarantee periods range from 30 to 90 days. In the nine-month period ending September 30, 2004, enherent recognized approximately $40,000 in revenue from permanent placements. In the comparable period of 2003 revenue from permanent placements was $30,000.

Accounts Receivable and Allowance for Doubtful Accounts

enherent’s accounts receivable balance is reported net of estimated allowances for balances not expected to be collectible. enherent regularly evaluates the collectability of amounts owed to it based on the ability of the debtor to make payments. When enherent’s evaluation indicates that a customer will be unable to satisfy its obligation, enherent will record a reserve to reflect this anticipated loss. enherent periodically reviews the requirements, and adequacy of the reserve, for doubtful accounts.

Fixed Assets

Fixed assets are stated at cost and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. enherent evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in any of the periods presented herein.

Results of Operations

Revenues. Revenue of $3.3 million during the three-month period ended September 30, 2004 was $0.6 million higher then the $2.7 million in revenue for the 2003 period. For the nine-month period ending September 30, 2004 revenue of $9.3 million was $0.2 million under the $9.5 million realized in the comparable period of 2003. Revenues have continued to improve on a quarter to quarter comparative basis for each of the first three quarters of 2004. The quarter to quarter improvement reflects net increases in billable consulting hours.

Cost of Revenues. Cost of revenues were $2.4 million for the three-month period ended September 30, 2004 and were $0.3 million over the $2.1 million incurred in the three-month period ended September 30, 2003. Cost of revenues decreased $0.5 million for the nine-month period ended September 30, 2004 to $6.9 million compared to $7.4 million for the nine-month period ended September 30, 2003. While cost of revenues for the current three-month period has increased compared to the comparable prior year’s three-month period as a percent of revenues such costs have decreased. Cost of revenues as a percentage of revenues decreased from 77.0% for the three-month period ended September 30, 2003 to 73.2% for the three-month period ended September 30, 2004. Cost of revenues as a percentage of revenues decreased from 77.4% for the nine-month period ended September 30, 2003 to 74.0% for the nine-month period ended September 30, 2004.

Gross Profit. Gross profit as a percentage of revenues for the three-month period ended September 30, 2004 was 26.8% versus 23.0% in the comparable prior year period. In the nine-month period ended September 30, 2004 the gross profit as a percentage of revenues was 26.0% compared to the 22.6% gross profit, as a percentage of revenues, for the nine-month period ended September 30, 2003. The increase in gross profit as a percentage of revenues for the three and nine month periods ended September 30, 2004 versus the comparable periods of 2003 reflects higher margins on new assignments, completion of lower margin contracts, continued improvements in billable workforce scheduling as well as reducing consultant compensation in cases where engagement renewals have resulted in lower billing rates for consultants.

Selling, General & Administrative (“SG&A”) Expenses. SG&A expenses increased approximately 25.0% to $1.0 million in the three-month period ended September 30, 2004 from $0.8 million for the comparable period in 2003. In the nine-month period ended September 30, 2004, SG&A expenses of $2.9 million were $0.4 million or 12.1% lower than the $3.3 million for the comparable period in the prior year. SG&A expenses as a percentage of revenue were 30.7% and 31.6% for the three-month and nine-month periods ended September 30, 2004, respectively compared to 29.2% and 34.4% for the three and nine month periods ended September 30, 2003, respectively.

SG&A expenses for the three-month and nine-month periods ending September 30, 2004 include $0.1 million in expenses related to the proposed merger between enherent and Dynax. The lower level of SG&A expenses in the nine-month period ended September 30, 2004 versus the comparable period of the prior year, reflects reductions in administrative, sales and marketing staffing levels, elimination of costs related to the Barbados Solutions Center and Dallas offices as well as the absence of closure and restructuring costs. These reductions are partially offset in the 2004 period by higher commission expense related to increased new business as well as payments under a management bonus plan tied to improvements in operating profits compared to budget.

Loss from Operations. Due to improved gross profit and relatively lower SG&A expenses, when considered as a percent of sales, the loss from operations for the three-month period ended September 30, 2004 decreased to $0.1 million as compared to a loss from operations of $0.2 million in the comparable period in 2003. The 2004 period includes $0.1 million in costs related to the proposed Dynax merger. As a percentage of revenues, the loss from operations for the three-month period ended September 30, 2004 decreased to approximately 3.9% as compared to approximately 6.3% in the comparable period in 2003. The loss from operations of $0.5 million for the nine-month period ended September 30, 2004 was $0.6 million lower than the $1.1 million operating loss in the nine-month period ending September 30, 2003. For the nine-month periods ending September 30, operating loss as a percent of revenue was 5.6% in 2004 compared to 11.7% in 2003.

Preferred Stock Redemption Benefit, Net of Accretion. In the second quarter of 2004, enherent purchased and retired 2,750,000 shares of its Preferred Stock for $400,000, consisting of a cash payment of $250,000 and a promissory note for $150,000. As the Preferred Stock was being carried at an accreted book amount of approximately $2.5 million, a non-cash benefit to common stockholders of $2.1 million was recognized. Accretion on the Preferred Stock of approximately $99,000 and $144,000 was recognized in the three-month periods ended September 30, 2004 and 2003, respectively. In the nine-month period ended September 30, 2004 and 2003, accretion of approximately $349,000 and $421,000, respectively, was recognized.

Liquidity and Capital Resources

Working Capital. enherent’s working capital decreased to approximately $2.3 million at September 30, 2004 from $3.0 million at December 31, 2003. Cash and cash equivalents were $1.7 million at September 30, 2004 compared to $2.7 million at December 31, 2003. The primary use of cash during the nine-month period ended September 30, 2004 was to pay costs related to the proposed Dynax merger of $100,000, redeem 2,750,000 shares of the Preferred Stock and warrants to purchase common stock, using cash of $250,000 and a promissory note for $150,000, and to fund operating activities and finance working capital related to the growth of the business of approximately $0.7 million. enherent’s accounts receivable were $1.9 million at September 30, 2004 and $1.3 million at December 31, 2003. Billed days sales outstanding, net of allowance for doubtful accounts, were 48 days at September 30, 2004 and 44 days at December 31, 2003.

enherent anticipates that its primary uses of cash in the near term will be to fund enherent’s operations and complete the proposed merger with Dynax. Management believes that the cash equivalents at September 30, 2004 are sufficient to fund operations for the next twelve months and satisfy all obligations due under its $150,000 note and capital and non-cancelable operating leases. As of September 30, 2004, enherent’s obligations under capital leases, all due within the next year, totaled $1,000. Obligations under non-cancelable operating leases total $16,000. In October 2004 enherent extended its operating lease on the Windsor headquarters premises for a period of six months at rates and terms comparable to its expiring lease. Rental due over the six-month extension is approximately $90,000. In addition, enherent estimates total costs related to the proposed merger with Dynax will be approximately $300,000, of which $100,000 have already been incurred. Also, as a result of enherent’s acquisition of Preferred Stock described in Note 4 to the Condensed Consolidated Financial Statements, enherent expended $250,000 in April 2004 and is obligated to make principal and interest payments on a three year $150,000 promissory note. Annual principal payments of $50,000 are due commencing on April 15, 2005. If cash generated from operations is insufficient to satisfy enherent’s liquidity requirements, enherent may be required to seek additional sources of financing in the future. If enherent is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

The holders of the remaining Preferred Stock have a redemption right, exercisable at their option, at a value of $1.00 per share. enherent does not have sufficient cash to redeem, in full, the 4,250,000 shares of Preferred Stock currently outstanding. Should the holders of the preferred shares exercise their optional redemption feature, enherent will be required to obtain financing to make such redemption payment or negotiate a non-cash settlement. The holders of the preferred shares gave enherent written notice of their irrevocable election to postpone until January 15, 2006 the exercise of their right to require redemption of the Preferred Stock, which redemption right becomes exercisable on April 15, 2005. In addition, the holders of the Preferred Stock have agreed, upon consummation of the proposed merger with Dynax, to convert or transfer back to enherent all of the shares of outstanding Preferred Stock in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and subordinated, secured notes in the aggregate principal amount of $1,600,000. In the event the proposed merger is not consummated, the Preferred Stock will remain outstanding.

Forward-looking and Cautionary Statements

Forward-looking statements in this report, including without limitation, statements related to enherent’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) enherent’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of enherent; (ii) enherent’s plans and results of operations will be affected by enherent’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) enherent’s ability to recruit and retain IT professionals; (v) stockholder approval of the proposed merger with Dynax and anticipated benefits of the proposed merger; and (vi) other risks and uncertainties indicated from time to time in enherent’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the period ended September 30, 2004, enherent did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in enherent’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures.

enherent maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to enherent’s management, including enherent’s Chief Executive Officer and Senior Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

enherent carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2004. Based upon that evaluation, enherent’s Chief Executive Officer and Senior Financial Officer concluded that enherent’s disclosure controls and procedures are effective in timely alerting them to material information relating to enherent (including its consolidated subsidiaries) required to be included in enherent’s Exchange Act reports.

While enherent believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, enherent intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, various claims are made against enherent. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of enherent.

Item 5. Other Information.

Pursuant to an agreement entered into and effective as of September 14, 2004, enherent and Douglas Mellinger agreed that for a term generally ending on December 31, 2007, Mr. Mellinger will coordinate activities under the direction of the Chief Executive Officer. Mr. Mellinger will provide assistance to enherent related to the development of enherent’s corporate strategy, including but not limited to market positioning and merger and acquisition strategy. The agreement provides that Mr. Mellinger will continue to be a nonemployee member of the Board of Directors and the Vice Chairman and that he will not be deemed to be an employee of enherent. enherent agreed to pay Mr. Mellinger an annual fee of $60,000, payable $5,000 each month, during the term of the agreement. enherent further agreed to grant options to purchase 500,000 shares of enherent common stock to Mr. Mellinger pursuant to a non-qualified stock option agreement, which agreement was described in enherent’s Current Report on Form 8-K filed with the SEC on November 3, 2004.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger dated October 12, 2004, by and between enherent and Dynax Solutions, Inc. (Filed herewith).

2.2	First Amendment to Agreement and Plan of Merger dated November 4, 2004 by and between enherent and Dynax Solutions, Inc. (Filed herewith).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of PRT’s Registration Statement on Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of PRT’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of enherent’s Registration Statement on Form S-4 filed November 1, 2004).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of enherent’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of PRT’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of PRT’s Current Report on Form 8-K filed April 14, 2000).

4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of PRT’s Current Report on Form 8-K filed April 14, 2000).

4.5	Preferred Stock Agreement dated October 28, 2004 by and among enherent and the Preferred Stockholders named therein (Filed herewith).

10.1	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of PRT’s Registration Statement on Form S-8 filed January 22, 1998).

10.2	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.4 of enherent’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.3	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.5 of enherent’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.4	Non-Qualified Stock Option Agreement dated September 14, 2004 by and between enherent and Douglas Mellinger (Filed herewith).

10.5	Agreement dated September 14, 2004 by and between enherent and Douglas Mellinger (Filed herewith).

10.6	Restricted Stock Agreement dated October 5, 2004 by and between enherent and Douglas Catalano (Filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE November 15, 2004	BY	/S/ DOUGLAS A. CATALANO
Douglas A. Catalano
Chairman, Chief Executive Officer and President

DATE November 15, 2004	BY	/S/ JAMES C. MINERLY
James C. Minerly
Senior Financial Officer

Exhibit Index:

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger dated October 12, 2004, by and between enherent and Dynax Solutions, Inc. (Filed herewith).

2.2	First Amendment to Agreement and Plan of Merger dated November 4, 2004 by and between enherent and Dynax Solutions, Inc. (Filed herewith).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of enherent’s Registration Statement on Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of enherent’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of enherent’s Registration Statement on Form S-4 filed November 1, 2004).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of enherent’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of enherent’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of enherent’s Current Report on Form 8-K filed April 14, 2000).

4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of enherent’s Current Report on Form 8-K filed April 14, 2000).

4.5	Preferred Stock Agreement dated October 28, 2004 by and among enherent and the Preferred Stockholders named therein (Filed herewith).

10.1	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of enherent’s Registration Statement on Form S-8 filed January 22, 1998).

10.2	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.4 of enherent’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.3	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.5 of enherent’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.4	Non-Qualified Stock Option Agreement dated September 14, 2004 by and between enherent and Douglas Mellinger (Filed herewith).

10.5	Agreement dated September 14, 2004 by and between enherent and Douglas Mellinger (Filed herewith).

10.6	Restricted Stock Agreement dated October 5, 2004 by and between enherent and Douglas Catalano (Filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).