Form 10-K/A
period 2003-12-31
ENHERENT CORP
filed 2005-01-25
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 30, 2004, as previously amended by Amendment No. 1 on Form 10-K/A filed on April 14, 2004 (such filings, the “Original Filing”). enherent Corp. (the “Company” or “enherent”) has filed this Amendment to (i) amend Item 9A to change the date as of which the effectiveness of the design and operation of enherent’s disclosure controls and procedures were evaluated from September 30, 2003 to December 31, 2003 and disclose any change in enherent’s internal control over financial reporting that occurred during enherent’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, enherent’s internal control over financial reporting; (ii) replace Item 14 contained in the Original Filing, which enherent inadvertently did not update to comply with changes to Form 10-K, with the correct information that enherent intended to file under Item 14 in the Original Filing; and (iii) update Item 15 to include new certifications as required by Item 601(b)(31) and (32) of Regulation S-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 9A, 14 and 15 as amended is set forth below. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

This Amendment should be read together with other documents that enherent has filed with the Securities and Exchange Commission subsequent to the filing of our Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

PART II

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

PART III

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Appointment of Independent Public Accountants” in the 2004 Proxy Statement.

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

	(3)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-8 filed January 22, 1998).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000).

10.1	Employment Agreement between James C. Minerly and the Company dated December 1, 2003 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.2	Employment Agreement between Douglas A. Catalano and the Company dated February 16, 2004, with Exhibit A and Amendment (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

3

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

23.1	Consent of Ernst & Young LLP, dated April 8, 2004 (Incorporated by reference to Exhibit 23.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed April 14, 2004).

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent Corp.

	By:	/s/ Douglas A. Catalano
Date: January 25, 2005		Douglas A. Catalano
Chairman, Chief Executive Officer and President

4