Form 10-Q/A
period 2004-06-30
ENHERENT CORP
filed 2005-01-25
CIK 1045560

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 16, 2004 (the “Original Filing”). enherent Corp. (the “Company” or “enherent”) has filed this Amendment to (i) amend Item 4 of Part 1 to disclose any change in enherent’s internal control over financial reporting that occurred during enherent’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, enherent’s internal control over financial reporting; and (ii) update Item 6 of Part II to include new certifications as required by Item 601(b)(31) and (32) of Regulation S-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 of Part I and Item 6 of Part II as amended is set forth below. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-Q and reflects only the changes discussed above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

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

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3

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