Form 10-Q/A
period 2004-09-30
ENHERENT CORP
filed 2005-01-25
CIK 1045560

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “Original Filing”). enherent Corp. (the “Company” or “enherent”) has filed this Amendment to (i) amend Item 4 of Part 1 to disclose any change in enherent’s internal control over financial reporting that occurred during enherent’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, enherent’s internal control over financial reporting; and (ii) update Item 6 of Part II to include new certifications as required by Item 601(b)(31) and (32) of Regulation S-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 of Part I and Item 6 of Part II as amended is set forth below. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the original filing date of the Form 10-Q and reflects only the changes discussed above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

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

There was no change in enherent’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, enherent’s internal control over financial reporting.

2

PART II

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger dated October 12, 2004, by and between enherent and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of enherent’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated November 4, 2004 by and between enherent and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of enherent’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of PRT’s Registration Statement on Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of PRT’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of enherent’s Registration Statement on Form S-4 filed November 1, 2004).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of enherent’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of PRT’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of PRT’s Current Report on Form 8-K filed April 14, 2000).

4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of PRT’s Current Report on Form 8-K filed April 14, 2000).

4.5	Preferred Stock Agreement dated October 28, 2004 by and among enherent and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of enherent’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of PRT’s Registration Statement on Form S-8 filed January 22, 1998).

10.2	Stock Purchase Agreement dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.4 of enherent’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.3	Promissory Note dated April 1, 2004 between enherent and Primesoft LLC (Incorporated by reference to Exhibit 10.5 of enherent’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.4	Non-Qualified Stock Option Agreement dated September 14, 2004 by and between enherent and Douglas Mellinger (Incorporated by reference to Exhibit 2.1 of enherent’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.5	Agreement dated September 14, 2004 by and between enherent and Douglas Mellinger (Incorporated by reference to Exhibit 2.1 of enherent’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.6	Restricted Stock Agreement dated October 5, 2004 by and between enherent and Douglas Catalano (Incorporated by reference to Exhibit 2.1 of enherent’s Quarterly Report on Form 10-Q filed November 15, 2004).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Senior Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Senior Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent Corp.

	By:	/s/ Douglas A. Catalano
Date: January 25, 2005		Douglas A. Catalano
Chairman, Chief Executive Officer and President

4