Form 10-K
period 2004-12-31
ENHERENT CORP
filed 2005-03-31
CIK 1045560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to

Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $2,085,241.

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of March 15, 2005 was approximately 18,448,854 shares.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

The following description of the business of enherent Corp. (“enherent” or the “Company”) contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section and elsewhere in this Form 10-K, the words “anticipate,” “believe,” “expect,” “estimate,” “predict,” “plan,” “will,” “should,” “intend” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in “Factors that May Affect Future Results” below.

GENERAL

enherent Corp. is an information technology professional services firm providing its clients with staffing and consultative resources either on a temporary or permanent basis and a provider of solutions outsourcing involving software development or information technology operational services. enherent addresses cross-industry business needs by focusing on the critical disciplines of project management, business requirements management and technology integrations. enherent is headquartered outside of Hartford, Connecticut, and its customers can be found in many different industry segments, from the Fortune 1000 to middle-market enterprises. enherent operates throughout the northeastern and southern United States and has sales locations in Connecticut and the New York/New Jersey area.

enherent provides a wide range of information technology staffing and professional services to its customers. These services include application development, project management, application infrastructure, testing and quality assurance services, application maintenance and professional information technology staffing. For clients with temporary needs, individual or team staffing can be provided on a consultative basis. Permanent placement of specialized individuals also is available for clients with long-term needs.

enherent’s management believes that enherent’s success depends in part on its business knowledge of its clients’ industry verticals and how that knowledge is used to meet client objectives. enherent’s business philosophy is based on the belief that each client’s business model should drive the invention and innovation of every application enherent delivers. Furthermore, enherent’s consultative and permanent staffing services provide a great deal of flexibility. enherent’s staff can design, test, plan, produce and implement new custom applications on a long-term, short-term or individual project basis. enherent imparts specialized business knowledge, skills and personnel as part of its commitment to help its clients achieve their desired business goals. To address client needs of quality service, cost containment, risk management, control and continual communication, enherent becomes an integral part of the client’s team - whether projects are managed by the client or by enherent. As a result of an ultimate goal of providing customer satisfaction, many of enherent’s customers have made an investment in enherent as a long-term team member and as a preferred vendor.

enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989 and was reincorporated in Delaware in 1996 as PRT Group Inc. In July of 2000, PRT Group Inc. changed its name to enherent Corp. enherent’s principal offices are located at 80 Lamberton Rd., Windsor, Connecticut 06095 and its telephone number is (860) 687-2200.

On October 12, 2004, enherent entered into a definitive Merger Agreement with Dynax Solutions, Inc. This Merger is expected to be completed on April 1, 2005. For additional information please see Recent Developments – Merger Agreement.

The proposed merger requires approval by a majority of the outstanding shares of both enherent and Dynax. Each company will hold a special meeting of its stockholders to vote on the merger on April 1, 2005. Proxy materials relating to the special meetings were mailed to the stockholders of enherent and Dynax on or about February 7, 2005.

The merger will be accounted for using the purchase method of accounting for financial reporting purposes. In a merger of equals transaction, the purchase method requires the identification of the acquiring entity, Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax has been identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Dynax). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation will be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

INFORMATION TECHNOLOGY STAFFING AND PROFESSIONAL SERVICES

enherent delivers individual or team staffing with a focus on the critical disciplines of project management, business requirements management and application development, from legacy systems and client servers to internet and network solutions. enherent provides specific industry expertise in the insurance, financial services, capital markets/banking, pharmaceutical, high-tech, consumer goods and other industry sectors, including the following services:

•	Professional Information Technology Staffing - Provide experienced information technology professionals on an individual basis to accommodate a short-term need or a core team of professionals able to undertake an entire project for long-term needs either at client sites or in enherent’s facilities. Areas of expertise include project management, business analysis, system architect design, software and database development, network engineering, technical writing, help desk support and quality assurance and testing.

•	Application Development - Conduct the planning, designing, developing, testing and implementation of new custom applications to support client information technology initiatives such as modifying or creating new system requirements, functionality or features. Applications can be developed on site or off site based upon the client’s needs and requirements, and enherent can provide project management oversight or share this responsibility collaboratively with the client.

•	Project Management - Provide management of knowledge, skills, tools, and techniques in order to meet or exceed business requirements and quality, ensuring on time delivery within the scope and budget of the client’s information technology projects.

•	Application Infrastructure - Provide enterprise-wide, infrastructure-oriented solutions that integrate data sources using legacy and distributed system technologies.

•	Testing and Quality Assurance Services - Provide pre-production testing of application programs ensuring quality of development code through the use of automated testing tools, use cases, user scenarios, and test scripts. Testing services can be performed on site or off site based upon the client’s desires.

•	Application Maintenance - Provide on going support for current enterprise application systems in production environments which allows clients to maximize their investments in existing systems. Various levels of support can be provided based upon the individual requirements of the application and client business needs.

Target Markets

enherent focuses its marketing efforts primarily at Fortune 1000-sized companies with significant information technology and application development business needs and the middle market regional companies. Clients include industry leaders in banking and capital markets, insurance, pharmaceutical, high-tech, consumer goods and other industries. enherent’s headquarters and solution center is based in Windsor, Connecticut and enherent operates at client sites throughout the southern and northeastern United States.

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2004, enherent’s five largest customers represented 71.1% of its total revenues. During that period the five largest customers and their percentages of enherent’s total revenues were J.P. Morgan Chase - 22.2%; Mass Mutual – 20.2%; Pfizer – 12.4%; The Hartford – 8.4%; and CIGNA – 7.9%. The loss of any one of such customers could have a material adverse effect on enherent’s future results of operations.

Sales, Marketing and Recruiting

enherent’s marketing strategy is to develop long-term partnership relationships with existing and new clients that will lead to enherent becoming a preferred provider of information technology services. enherent seeks to employ a cross-selling approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include client referrals, networking and attending trade shows. At December 31, 2004, enherent employed 11 sales, marketing and recruiting personnel. Another marketing resource, which has also served enherent in its recruiting efforts, is enherent’s web site at http: //www.enherent.com. The web site provides information about enherent’s services to the information technology community.

IT Services Industry

Competition. The information technology services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of enherent. Primary competitors of enherent are software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms as well as the internal information technology staff of enherent’s clients. enherent believes that the principal competitive factors in the information technology services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering information technology solutions, quality of service and perceived value. enherent does not believe that it has a significant advantage or disadvantage with respect to any of the enumerated competitive factors.

Employees. At December 31, 2004, enherent had 131 employees and independent contractors (103 employees made up of 83 billable consultants, 11 sales, marketing and recruiting personnel, and nine management/general administrative personnel and 28 billable independent contractors). None of enherent’s employees are covered by a collective bargaining agreement and enherent has never experienced a work stoppage, strike or labor dispute. All independent contractors act as consultants and they are not employees of enherent. There can be no assurance that the services of these independent contractors will continue to be available to enherent on terms acceptable to enherent.

Properties. enherent currently operates in one facility, an administrative, sales and account management office in Windsor, Connecticut. enherent leases this facility, consisting of a total of approximately 11,251 square feet of space. At this time, enherent does not anticipate requiring additional space.

Legal Proceedings. In the normal course of business, various claims are made against enherent. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of enherent.

Seasonality. enherent’s business has not been affected by seasonality.

RECENT DEVELOPMENTS

Douglas Mellinger Named Vice Chairman. On February 10, 2004, the Company, named Douglas K. Mellinger as Vice Chairman. Mr. Mellinger receives $5,000 monthly for consulting services he provides to the Company. Mr. Mellinger is the founder of enherent and former Chairman of the Board of Directors and former Chief Executive Officer of enherent.

Employment Agreement with Douglas Catalano. On February 16, 2004, the Company entered into an employment agreement with Douglas A. Catalano to serve as Chairman, Chief Executive Officer and President for a three-year term commencing February 16, 2004.

Repurchase of Series A Preferred Stock. On April 1, 2004 the Company purchased 2,750,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock and a warrant to obtain 1,875,000 shares of its Common Stock from Primesoft, LLC. The Company retired the shares and the warrant. Consideration paid by the Company consisted of a cash payment of $250,000 and a three year, $150,000 promissory note (bearing interest at the rate of 4% per annum) payable in annual installments of $50,000 beginning on April 15, 2005.

Douglas Mellinger Agreement. As of September 14, 2004, enherent and Douglas Mellinger entered into an agreement for a term generally ending on December 31, 2007. Pursuant to the agreement, Mr. Mellinger will coordinate activities under the direction of the Chief Executive Officer to provide assistance to the Company related to the development of the Company’s corporate strategy, including but not limited to market positioning and merger and acquisition strategy. The agreement provides that Mr. Mellinger will continue to be a non-employee member of the Board of Directors and the Vice Chairman. The Company will pay Mr. Mellinger an annual fee of $60,000, payable $5,000 each month, during the term of the agreement. Under the terms of a non-qualified stock option agreement also dated September 14, 2004, enherent granted options to purchase up to 500,000 shares of enherent’s unregistered common stock to Mr. Mellinger. The options will generally vest in equal annual installments of shares on September 14 of each year beginning September 14, 2005 and will be fully vested on September 14, 2011. Vesting accelerates in the event of a change in control of enherent; however, the agreement states that the proposed merger with Dynax will not trigger acceleration. The options are exercisable at any time to the extent then vested at an exercise price of $0.11 per share. enherent has agreed, subject to the consummation of the merger with Dynax, to file a shelf registration statement to register the resale of shares of enherent common stock issued on the conversion or disposition of the Series A Preferred Stock and to include in such registration statement the shares of enherent common stock issuable to Mr. Mellinger upon exercise of his 500,000 options.

Douglas Catalano Agreement. In February 2004, the compensation committee of enherent’s board of directors approved the grant of incentive options to Douglas Catalano to purchase 500,000 shares of enherent common stock, and in April 2004, the compensation committee approved the grant of incentive options to purchase 400,000 shares of enherent common stock. According to enherent’s stock option plan, no participant of the stock option plan may receive an award or awards of options covering in excess of 200,000 shares of enherent common stock in any plan year. In order to rectify the inconsistency between the February and April option grants to purchase an aggregate amount of 900,000 shares of enherent common stock and the 200,000 share limitation provided for in the stock option plan, the compensation committee, on October 5, 2004, approved a restructure of Mr. Catalano’s equity compensation as follows:

1.	The option agreement related to the April option to purchase 400,000 shares of enherent common stock was amended and restated to constitute an option to purchase 200,000 shares of enherent common stock;

2.	All other stock options held by Mr. Catalano were cancelled; and

3.	Mr. Catalano received a grant of 700,000 unregistered, restricted shares of enherent common stock.

The options and restricted stock now held by Mr. Catalano vest over time until they become fully vested on April 1, 2007. However, vesting accelerates in the event of a change in control of enherent, including consummation of the proposed merger with Dynax. enherent has agreed, subject to the consummation of the merger with Dynax, to file a shelf registration statement not later than October 10, 2005 to register the resale of shares of enherent common stock issued on the conversion or disposition of the Series A Preferred Stock and to include in such registration statement the restricted shares of enherent common stock held by Mr. Catalano.

Based upon the closing price of enherent common stock of $0.09 per share at October 5, 2004, the approximate value of the shares issued to Mr. Catalano based on the amount to be charged to operations for the 700,000 restricted shares issued to Mr. Catalano is $63,000.

Merger Agreement. On October 12, 2004, enherent entered into a definitive merger agreement (the “Merger Agreement”) with Dynax Solutions, Inc., a Delaware corporation (“Dynax”) to combine in a stock-for-stock exchange. The Boards of Directors of enherent and Dynax each approved and declared the advisability of the Merger Agreement which provides for the merger of Dynax with and into enherent. As a result of the proposed merger, Dynax will be merged out of existence and the surviving corporation will be enherent. Pursuant to the Merger Agreement, each outstanding share of Dynax common stock shall be converted into the right to receive 3.8359 shares of enherent common stock. If the merger is completed on April 1, 2005, and based on certain assumptions and estimates, Dynax stockholders would own approximately 50.0% of the common stock of enherent on a fully diluted basis immediately after the consummation of the merger.

Dynax is an information technology services firm with a primary focus of providing clients with: (a) individual staffing and consultative resources on a temporary basis; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. Dynax’s temporary staffing services allow its clients to use Dynax consultants to address resource demands. Dynax’s solutions service offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value. Dynax’s client base is concentrated in New York, New Jersey, Washington, DC, and North Carolina. Dynax is headquartered in New York, New York with executive offices at 192 Lexington Avenue.

Dynax delivers services to its clients with individual staffing and consultative personnel on a temporary basis and teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. Dynax’s core competencies include project management, business requirements definition, technical/application/data architecture, system design, application code development, network engineering, quality assurance and testing strategy/planning/execution, and deployment. Dynax’s project life cycle methodology is used to deploy solution services. Technology platforms include legacy systems as well as client server, internet and network solutions. Dynax has industry expertise in insurance, financial services, retail distribution, apparel, and home healthcare. Dynax’s service offerings include:

1. Information Technology Staffing—Dynax provides experienced information technology professionals on a temporary basis to augment client resource demands. Staffing resources may be used to fill a short-term need for a skill set or to undertake a role on a long term project. Areas of expertise include project management, business analysis, systems architecture and design, database architecture and design, application code development, network engineering, quality assurance and testing.

2. Systems Integration—Dynax makes a concerted effort to understand each of its client’s business objectives and vision. Dynax conducts application, data, and technical assessments to determine if there are gaps in the existing environment relative to the business vision. Dynax makes recommendations to address the gaps leveraging existing information technology assets and deploying a combination of application code development, software product implementation and computer equipment, to integrate new capabilities into the environment to address the gaps. Support includes project management, technical, application and data architects and modelers, application developers, network engineers. Some engagements include the implementation of software product licenses or computer equipment.

3. Application Development—Dynax conducts planning, design, application code development, testing and deployment of enhancements to existing systems or new custom application development. Application development may include the evaluation and implementation of third party business application software. Custom applications can be developed at the client site or off-site based on client requirements. Project management responsibility can be solely with Dynax or shared with the client. Some engagement include the implementation of software product licenses or computer equipment.

4. Network and Security Services—Dynax provides planning, architecture, design and engineering services to support the build out, optimization and security audits of the network infrastructure. Some engagements include the implementation of software product licenses or computer equipment.

The proposed merger requires approval by a majority of the outstanding shares of both enherent and Dynax. Each company will hold a special meeting of its stockholders to vote on the merger on April 1, 2005. Proxy materials relating to the special meetings were mailed to the stockholders of enherent and Dynax on or about February 7, 2005.

The merger will be accounted for using the purchase method of accounting for financial reporting purposes. In a merger of equals transaction, the purchase method requires the identification of the acquiring entity, Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax has been identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Dynax). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation will be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

Preferred Stock Agreement. On October 28, 2004, the four holders of all outstanding shares of Series A Preferred Stock (the “Preferred Stockholders”) entered into an agreement with enherent under which they agreed that immediately prior to the consummation of the merger they will exchange the Series A Preferred Stock held by each of them for enherent common stock on a one for two basis and will cancel all warrants held by each of them. At the same time, enherent will deliver to each such holder a secured promissory note. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6.00% interest on the amount outstanding shall be payable in arrears. These three notes will have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $176,563 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,125 shall be due. According to the terms of the fourth note in the principal amount of $187,500, no interest shall be charged. This note shall have a term of two years and quarterly principal payments in the amount of $23,438 shall be made over an eight quarter period. In addition, pursuant to the Preferred Stock Agreement and upon consummation of the Merger Agreement, the Preferred Stockholders would cancel and return to enherent (i) all certificates representing enherent’s Series A Preferred Stock and (ii) warrants to purchase 2,125,000 shares in the aggregate of enherent’s Common Stock, and enherent would deliver to the Preferred Stockholders promissory notes in the aggregate principal amount of $1,600,000. enherent also agreed, subject to the consummation of the merger with Dynax, to file a shelf registration statement on Form S-3 no later than October 10, 2005 with regard to 4,250,000 of the 8,500,000 shares of the Common Stock issued pursuant to the preferred stock agreement. The other 4,250,000 shares of Common Stock issued pursuant to the Preferred Stock Agreement would be registered pursuant to the registration statement on Form S-3 that was filed with the SEC by enherent on May 5, 2000.

The Preferred Stockholders are Tudor BVI Global Portfolio Ltd., Raptor Global Portfolio Ltd., Tudor Arbitrage Partners, L.P., and EFG Eurofinancial Investment Company. Robert P. Forlenza, a director of enherent, is the managing director of Tudor Investment Corporation, investment advisor to each of Tudor Global Portfolio Ltd., Raptor Global Portfolio Ltd. and Tudor Arbitrage Partners, L.P.

On October 28, 2004, the Preferred Stockholders gave enherent written notice of their irrevocable election to postpone until at least January 15, 2006 the exercise of their right to require redemption of the Series A Preferred Stock, which redemption right would otherwise become exercisable, pursuant to its terms, on April 15, 2005.

Amended and Restated Bylaws. On October 28, 2004, enherent’s board of directors approved an amendment and restatement of enherent’s bylaws, to be effective as of October 28, 2004. The amended and restated bylaws amend the bylaws generally by updating certain provisions as more fully described below:

•	Under the amended and restated bylaws, the board of directors may, in its sole discretion, determine that a meeting of stockholders will be held not at any place, but rather by means of remote communication as authorized by Section 211(a)(2) of the Delaware General Corporation Law. The bylaws previously in effect did not provide for meetings to be held by remote communication.

•	Under the amended and restated bylaws, written notices of annual and special meetings of stockholders must include, if applicable, the means of remote communications by which stockholders and proxyholders will be deemed to be present in person or vote at the such meetings.

•	The bylaws previously in effect provided that the board of directors, the Chairman of the Board or the President could appoint the inspectors of elections to act at any meeting and make a written report. Under the amended and restated bylaws, the inspectors of elections may now only be appointed by resolution of the board of directors or the President.

•	The bylaws previously in effect provided that special meetings of the board of directors could be called by the Chairman of the Board, the Vice Chairman of the Board, the President or a majority of the directors then in office. Under the amended and restated bylaws, special meetings of the board of directors may only be called by the President or a majority of the directors then in office, but not by the Chairman of the Board or the Vice Chairman of the Board.

•	The bylaws previously in effect provided that except as otherwise required by law and subject to the rights, if any, of the holders of shares of enherent preferred stock then outstanding, any director or the entire board of directors could be removed from office for cause at any time by the affirmative vote of the holders of at least a majority in voting power of the issued and outstanding enherent capital stock entitled to vote in the election of directors. The amended and restated bylaws also empower a majority of the entire board of directors to remove any director or the entire board of directors for cause at any time.

•	The bylaws previously in effect provided that actions of the board of directors could be taken by written consent. The amended and restated bylaws provide, in addition, that action of the board of directors can be taken if all members of the board of directors (or a committee thereof) consent by electronic transmission, and the electronic transmission is filed with the minutes of proceedings of the board of directors (or committee).

•	The bylaws previously in effect provided that the Chairman of the Board, or in his absence, a director chosen by a majority of the directors present, will act as Chairman at each meeting of the board of directors. The amended and restated bylaws provide that the Chairman of the Board will preside at each meeting of the board of directors and each enherent stockholder meeting. In the absence of the Chairman of the Board at any such meeting, the amended and restated bylaws state that the President or Vice President will preside.

•	The bylaws previously in effect provided the board of directors with a general power to appoint committees of the board of directors. The amended and restated board of directors includes more detailed provisions regarding committees of the board of directors. Among other facets of the new committee provisions, the board of directors is now specifically required to appoint an audit committee, a nominating committee, and a compensation committee of the board of directors.

•	Pursuant to the amended and restated bylaws, the purpose of the audit committee will be to assist the board of directors in monitoring: (a) the integrity of enherent’s financial statements; (b) compliance with legal and regulatory requirements and corporate policies and controls; and (c) the selection, retention, qualifications and independence of an independent auditor, to the extent that one may be required. The audit committee will be comprised of directors who are not officers of enherent, and to the extent practicable and/or required by law, those directors will be independent.

•	Pursuant to the amended and restated bylaws, the purpose of the nominating committee will be to: (a) assist the board of directors by identifying individuals qualified to become board members and to recommend to the board of directors the director nominees at the annual meeting of stockholders; (b) evaluate management’s recommendations on the election of officers; and (c) recommend to the board of directors nominees for each committee of the board of directors. There are no restrictions regarding which directors may serve on the nominating committee.

•	Pursuant to the amended and restated bylaws, the purpose of the compensation committee will be to discharge the board’s responsibility relating to compensation of enherent’s directors and officers. The compensation committee will have overall responsibility for approving and evaluating the director and officer compensation plans, policies and programs of enherent, as well as producing an annual report on executive compensation for inclusion in enherent’s proxy statement and other filings. The compensation committee will be comprised of directors who are not officers of enherent.

This summary of changes contained in the amended and restated bylaws is not intended to be complete and is qualified in its entirety by reference to our amended and restated bylaws listed as Exhibit 3.1 to this Current Report and incorporated in their entirety by this reference.

2. Properties

enherent currently operates in one facility, an administrative, sales and account management office in Windsor, Connecticut. The Company leases this facility, consisting of a total of approximately 11,251 square feet of space. The lease for this space will terminate on April 30, 2005. The Company has negotiated an amendment for a smaller space in the same building. This amendment will begin on May 1, 2005 and is for a term of 3 years. The new leased premises will consist of a total of approximately 6,480 Square feet.

Item 3. Legal Proceedings

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The Common Stock of the Company is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ENHT.” The Common Stock commenced trading on the Nasdaq National Market (“Nasdaq”) on November 20, 1997 in connection with the underwritten initial public offering of shares of the Company’s Common Stock at an initial price to the public of $13.00 per share (the “Offering”). On May 30, 2001 the Nasdaq delisted the Company’s Common Stock from trading on the Nasdaq for failure to comply with Nasdaq’s minimum bid price of $1.00 over the previous 30 consecutive trading days as required.

Set forth below are the high and low bid information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2003
First Quarter	$0.14	$0.07
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.12	$0.07
2004
First Quarter	$0.15	$0.09
Second Quarter	$0.24	$0.08
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.50	$0.08

The approximate number of stockholders of record of the Common Stock as of March 24, 2005 was approximately 1,600 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 24, 2005 was $0.29.

The Certificate of Designations of the Company’s Series A Senior Participating Redeemable Convertible Preferred Stock provides that, so long as any shares of Series A Senior Participating Redeemable Convertible Preferred Stock are outstanding, the Company may not pay dividends to holders of its Common Stock without the prior approval of the holders of ten percent (10%) of the shares of Series A Senior Participating Redeemable Convertible Preferred Stock then outstanding. The Company has not paid dividends on its Common Stock during its two most recent fiscal years or during 2005 and the Company does not intend to declare or pay cash dividends in the foreseeable future. Management anticipates that all earnings and other cash resources of the Company, if any, will be retained by the Company for investment in its business.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years Ended December 31
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenues	$43,697	$29,684	$20,812	$12,144	$12,963
Cost of revenues	30,753	21,760	16,389	9,409	9,572

Gross profit	12,944	7,924	4,423	2,735	3,391
Selling, general and administrative expenses	21,787	14,717	8,230	4,058	4,310
Restructuring charges and impairment of goodwill	—	14,974 (1)	—	—	—

Loss from operations	$(8,843)	$(21,767)	$(3,807)	$(1,323)	$(919)

Other income (expense)	311	29	40	10	(14)

Net income (loss)	$(8,532)	$(21,738)	$(3,767)	$(1,313)	$(933)
Preferred stock accretion net of benefit to common stockholders of redemptions	(5,474)	(511)	16	(571)	1,614

Net income (loss) available to common stockholders	$(14,006)	$(22,249)	$(3,751)	$(1,884)	$681

Basic net income (loss) per share	$(.76)	$(1.26)	$(.21)	$(.11)	$.04

Number of shares used in computing basic net income (loss) per share	18,347,244	17,707,916	17,502,188	17,513,695	17,884,114

Diluted net income (loss) per share	$(.76)	$(1.26)	$(.21)	$(.11)	$(.04)

Number of shares used in computing diluted net income (loss) per share	18,347,244	17,707,916	17,502,188	17,513,695	17,884,114

	December 31
	2000	2001	2002	2003	2004
Balance Sheet Data:
Working capital	$11,322	$7,104	$4,020	$3,020	$1,935
Total assets	33,530	10,414	5,798	4,282	3,700
Current portions of long-term obligations	16	21	14	5	50
Long-term obligations, less current portions	28	20	5	—	100
Total liabilities	3,156	1,944	1,295	1,080	1,799
Series A senior participating redeemable convertible preferred stock	5,258	5,769	5,553	6,124	4,109
Total common stockholders’ equity (deficit)	25,116	2,701	(1,050)	(2,922)	(2,208)

(1)	In 2001, management performed an analysis of the undiscounted cash flow from the Computer Management Resources (“CMR”) and Advance Computer Techniques (“ACT”) acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded reducing the balance to zero.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the discussion below under “Factors that May Affect Future Results” contain forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include information about possible or assumed future results of enherent’s operations or the performance of enherent after the Merger. Statements made in this SEC filing that are qualified with words such as “would,” “believes,” “expects,” “anticipates” or similar expressions are forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements contained herein include the following:

•	enherent’s operating costs after the Merger may be greater than expected, and its cost savings from the Merger may be less than expected, or it may be unable to obtain those cost savings as soon as expected;

•	enherent and Dynax may be unable to integrate successfully;

•	Key personnel could resign before or after the Merger, and a greater amount of resources may be required to attract, retain and motivate them; and

•	General economic or business conditions, including acquisition and growth opportunities, may be worse than expected.

enherent has based the forward-looking statements contained herein on its current expectations about future events. Although enherent believes that the expectations reflected in the forward-looking statements contained herein are reasonable, enherent cannot guarantee that these expectations actually will be achieved. enherent is under no duty to update any of the forward-looking statements after the date of this SEC filing to conform those statements to actual results. Please refer to enherent’s recent SEC filings for further information regarding factors that could affect enherent’s results.

Overview

enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989. In 1996 the company was reincorporated in Delaware and its name was changed to PRT Group, Inc. An amendment was filed on July 12, 2000, changing the name of the company to enherent Corp. From the outset, enherent has been an information technology professional services firm providing its clients with staffing and consultative resources.

enherent became a publicly traded company in 1997. In 2000, enherent made a private offering of 8,000,000 shares of Series A Preferred Stock to raise $8,000,000 of capital.

enherent provides information technology staffing services providing clients access to expert technical support without the expense and administrative burden of maintaining facilities and technology or adding full-time personnel. enherent delivers individual or team staffing with a focus on the critical disciplines of project management, business requirements management and application development, from legacy systems and client servers to Internet and network solutions. enherent provides specific industry expertise in the insurance, financial services, capital markets/banking, pharmaceutical and high-tech industry sectors. To keep skills sharp, enherent provides training for employees.

In 2002, enherent began providing expert technical individuals to clients on a permanent basis.

In 2003, enherent reported revenues of approximately $12.1 million and a net loss of approximately $1.3 million including depreciation and amortization of $294,000 and interest of $9,000.

In the year ended December 31, 2004, enherent reported revenues of approximately $13.0 million and a net loss of $0.9 million including depreciation and amortization of $128,000.

enherent’s revenues are primarily derived from consultants billing on an hourly basis on engagements with clients for a period of time and to a lesser extent enherent earns fees for recruiting individuals for permanent positions with clients.

enherent supports cross-industry platforms and technologies in targeted industry sectors including insurance, financial services, banking and capital markets, pharmaceuticals, healthcare and high-tech. enherent is active in several geographic markets, including the northeastern United States, from Massachusetts to Delaware, and the southwest United States including Texas.

enherent focuses its marketing efforts primarily at Fortune 1000-sized companies with significant information technology and application development business needs and middle-market regional companies.

The majority of enherent’s engagements are performed on a time and materials basis and tend to present lower risk and have lower gross profit margins than fixed-price engagements. Time and materials engagements consist of providing technology consultants to clients on a temporary-hire basis. The consultant’s work is supervised and managed by the client. Generally, time and materials contracts are less than a year in duration. Fixed-price engagements tend to be a higher margin, higher risk business, due to the fact that enherent is responsible for project deliverables and other conditions contained in statements of work and/or contracts with clients. Generally, fixed-price engagements last for a year or less.

enherent utilizes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines.

enherent typically bills its clients for time and materials services on a weekly, semi-monthly and monthly basis as specified by the contract with a particular client. Actual billing rates and payment schedules for fixed- price engagements are made on a case-by-case basis and set forth in the contract with the client. Consulting services revenues generated under time and materials engagements are recognized as the services are rendered. Consulting services revenue generated under fixed-price engagements are recognized when the work is performed based upon the proportionate performance method. enherent also recognizes revenue from permanent placement of individuals at client accounts. These revenues are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. Revenues from permanent placement of individuals represent less than 0.5% of enherent’s annual revenues; however, these revenues go directly to gross profit. enherent’s mix of business has shifted almost exclusively to time and materials engagements. For the year ended December 31, 2004, enherent has been able to show improvement in its gross margin trend by focusing on its core competency, which is staffing engagements in specific industry segments including insurance, financial services, banking/capital markets, life sciences, and high tech. These staffing engagements tend to be on a time and materials basis and in enherent’s experience are less risky than fixed-fee contracts. This focus along with careful management of billing rate structures and labor costs has allowed enherent to improve performance.

enherent evaluates its financial condition and operating performance by monitoring certain factors including consultant gross profit margin by engagement, utilization levels, revenue pipeline, revenue backlog and earnings before interest, depreciation, taxes and amortization. enherent assesses the strengths and weaknesses of its business by reviewing both financial and non-financial factors including consultant gross profit margins, utilization levels, project deliverables, days sales outstanding, operating cash levels and working capital. enherent management uses these measurements and trends to detect weaknesses in its performance. In the year ended December 31, 2004, enherent made recruiting, sales and other process improvements which had a positive impact on profit margins. In the year ended December 31, 2004, enherent increased its gross margin on average by approximately 16.2% over its gross margin in the year ended December 31, 2003. To manage profit margin, enherent manages the spread between the billing rate charged to the client and the rate paid to the consultant. enherent also started work for several new clients where the rate structures allowed higher margins. Upon the renewal of a consultant’s billing engagement by the client, enherent management reviews not only the consultant’s performance but the profit margin on the engagement as well. In some cases when client satisfaction has been extremely high and the consultant has taken on increased responsibility, enherent will request a bill rate increase from the client for its services thus increasing the profit margin. At times enherent has successfully renegotiated lower hourly pay rates to consultants in order to maintain appropriate profit margins. Engagements that result in a lower profit margin than the company average must be approved on a case by case basis by senior management in order to ensure proper oversight. In addition, enherent manages all consulting activities in the field and project deliverables to ensure client satisfaction.

In the year ended December 31, 2004, utilization consistently ran between 86% and 94%. To accomplish this, enherent developed a greater mix of hourly and subcontract employees in order to pay for hours worked and not for downtime between assignments, which has improved both utilization and gross margin. enherent also carefully manages the quality of consultants hired through the recruiting process to avoid poor performance at the client site and potential client dissatisfaction that may result in non-payment. enherent maintains a formal sales management process and actively manages its sales pipeline to assure an adequate number of client opportunities to keep its backlog of business at levels that support its growth imperative. enherent also monitors days sales outstanding and accounts receivable to assure collections and cash flow to maintain adequate working capital. The overall goals are to stay above 25% gross margin and 93% utilization, increase revenue from quarter to quarter, maintain high client satisfaction, manage expenses carefully, and achieve positive cash flow to fund expansion.

enherent’s largest operating cost is its direct labor cost. As a result, enherent’s operating performance is dependent upon its billable consultant gross profit margin and utilization levels. enherent actively manages its billable consultant gross profit margins and utilization levels by monitoring client requirements, consultant hours, and client satisfaction. enherent utilizes hourly and salary employees as well as independent contractors to maximize billable consultant gross profit margin and utilization levels. enherent utilizes a number of factors to attempt to maximize the gross margin on each consultant. Sales executives and recruiters are paid commissions based on the level of gross margin on an engagement. enherent has increased its recruiting team and its candidate data base to provide a wider selection of candidates to choose from for each engagement, thus allowing a better match of a candidate with an appropriate hourly cost to the hourly rate charged to the client. enherent also hires hourly employees or subcontractors whenever possible on an hourly basis to mirror client payment terms (on a time and materials basis) thereby reducing risk and exposure when consultants are not fully utilized.

The market for information technology staffing and customized application development services demonstrated a continued decline throughout 2003. In the year ended December 31, 2004, spending on information technology projects has shown a slight improvement. In the year ended December 31, 2004, enherent’s clients have tended to approve projects or initiatives that directly improve their ability to market or sell their goods or services and which can demonstrate a rapid return on investment, rather than discretionary information technology projects which would not directly improve their ability to market or sell their goods or services or offer the same rapid return on investment. In the year ended December 31, 2004, as a result of the cautious general economic climate, there were several significant trends that continued to affect spending on application development and information technology staffing services. Budgets were reduced and many clients, after reprioritizing projects, pulled work in-house thereby reducing the need for additional on-site information technology resources. In addition, many clients outsourced large portions of work to companies with certified offshore facilities to take advantage of significant cost savings. Additionally, enherent continued to face some price pressure in the year ended December 31, 2004 as a result of overall budget constraints and the abundance of information technology professionals in the core information technology market space. enherent is carefully working with its billable consultants to assure that the salaries and hourly rates paid to those consultants provide enherent with a predictable and satisfactory profit margin. enherent uses its recruiting team to gain a better understanding of current market rates and trends on both the supply and demand sides. This allows enherent to price more competitively and to find and retain consulting professionals.

enherent has observed that throughout 2003 and 2004, companies increasingly engaged vendor management organizations (human capital management) to assist them with managing and reducing their overall information technology expenditures. As a result of this increased use of vendor management organizations, the supplier-side resource providers, such as enherent, are encountering reduced preferred vendor status, increased competition, reduced revenues and vendor management fees. In enherent’s experience vendor management fees can range from 1% to greater than 5% of billing rates. enherent has evolved its business model to work more effectively with these vendor management organizations (VMO). In most cases, where enherent has a history of success with clients, enherent has been able to maintain a preferred vendor status with the VMO. As a preferred vendor, the company receives staffing requirements first and only competes with a limited set of other preferred vendors. VMO’s work in a variety of ways, but many “tier” the competitive process used to find resources for the client. Generally, preferred tier vendors will get resource requirements on a priority basis. If the first tier is unable to fill the requirements on a timely basis, the VMO will give the second tier vendors an opportunity to fill them, and then the third tier if one exists. enherent works with seven clients who have employed VMO’s and enherent has a preferred status in six of them. In certain situations where enherent is not a preferred vendor, it works with a company that is and assumes the role of subcontractor to a preferred vendor.

enherent has increased the number of recruiters on staff to help work more closely with each VMO. This has shown positive results by improving enherent’s ratio of hires to candidates. enherent monitors the statistics of the number of candidates provided, the number of interviews and the number of hires, in order to maintain statistics to measure performance in the same manner as the VMO’s. This keeps enherent’s performance on track to maintain preferred vendor status. enherent uses the VMO fee as a cost factor in its billing rate calculations.

The information technology services industry is highly competitive and served by numerous international, national, regional and local firms, all of which are either existing or potential competitors of enherent. Primary competitors of enherent are software consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, offshore firms and temporary staffing firms as well as the internal information technology staff of enherent’s clients. enherent believes that the principal competitive factors in the information technology services industry include the range of services offered, cost, technical expertise, responsiveness to client needs, speed in delivering information technology solutions, quality of service and perceived value. enherent does not believe that it has a significant advantage or disadvantage with respect to any of the enumerated competitive factors.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.8	77.5	73.8
Gross profit	21.2	22.5	26.2
Selling, general and administrative expenses	39.5	33.4	33.3
Restructuring charges and impairment of goodwill	—	—	—
Loss from operations	(18.3)	(10.8)	(7.1)
Other income (expense)	0.2	—	(0.1)
Net loss	(18.1)	(10.8)	(7.2)
Preferred stock accretion net of benefit to common stockholders of redemptions	0.1	(4.7)	12.5
Net income (loss) available to common stockholders	(18.0)%	(15.5)%	5.3%

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues. For the year ended December 31, 2004, revenue of $13.0 million was $0.9 million, or 7.4%, over the $12.1 million realized in the year 2003. During 2004, revenue has shown improvement quarter to quarter due primarily to higher volume. enherent believes this trend is due to an improvement in the economy which has led to selective spending by information technology service purchasers, combined with an improved sales and recruiting focus.

The number of billable consultants as of December 31, 2004 and 2003, was 111 and 79, respectively.

Cost of Revenues. Cost of revenues increased $0.2 million for the year ended December 31, 2004 to $9.6 million compared to $9.4 million for the prior year. Cost of revenues as a percentage of revenues decreased from 77.5% for the year ended December 3, 2003 to 73.8% for the year ended December 31, 2004. The decrease is primarily attributed to lower compensation costs and improved utilization that resulted from transitioning to lower cost hourly employees and consultants.

Gross Profit. In the year ended December 31, 2004, gross profit as a percentage of revenues was 26.2% compared to 22.5% gross profit as a percentage of revenues for the year ended December 31, 2003. The increase in gross profit as a percentage of revenues for the year ended December 31, 2004 versus the comparable period of 2003 reflects higher margins on new assignments primarily due to lower labor costs, and improved efficiency.

Selling, General & Administrative (“SG&A”) Expenses. In the year ended December 31, 2004, SG&A expenses of $4.3 million were $0.2 million or 4.9% higher than the SG&A expenses of $4.1 million for the prior year. SG&A expenses as a percentage of revenue was 33.3% for the year ended December 31, 2004, compared to 33.4% for the year ended December 31, 2003.

SG&A expenses for the year ended December 31, 2004 include $0.6 million in expenses related to the proposed merger between enherent and Dynax. The otherwise lower level of SG&A expenses in the 2004 versus the prior year reflects reductions in administrative, sales and marketing staffing levels of $0.2 million and the elimination of costs related to the Barbados Solutions Center and Dallas offices totaling approximately $0.6 million. These reductions in 2004 are partially offset by higher commission expense related to increased new business, and increased expenses under a management bonus plan, tied to improvements in operating profits (as opposed to budget), of approximately $0.4 million.

Loss from Operations. The loss from operations of $0.9 million for the year ended December 31, 2004 was $0.4 million lower than the $1.3 million operating loss in 2003. For the year ended December 31, operating loss as a percent of revenue was 7.1% in 2004 compared to 10.8% in 2003.

Preferred Stock Accretion Net of Benefit to Common Stockholders of Redemptions. In the second quarter of 2004, enherent purchased and retired 2,750,000 shares of its Preferred Stock for $400,000, consisting of a cash payment of $250,000 and a promissory note in the principal amount of $150,000. As the Preferred Stock was being carried at an accreted book amount of approximately $2.5 million, a non-cash benefit to common stockholders of $2.1 million was recognized. For the year ended December 31, 2004 and 2003, accretion of approximately $452,000 and $571,000, respectively, was recognized.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues. Revenues decreased approximately $8.7 million or 41.6% to $12.1 million in fiscal year 2003 from $20.8 million in fiscal year 2002. The decrease in revenue was mostly due to lower volume with $7.0 million lost due to non-renewals and $2.0 million due to completed assignments partially offset by new business of $0.3 million. The lower revenue represented the continued trend of lower spending for outside information technology services in the U.S. economy. Over recent years, potential customers to the technical services market have reduced or eliminated spending or redirected portions of their purchase requirements to offshore service providers.

The number of billable consultants as of December 31, 2003 and 2002, was 79 and 128, respectively.

Cost of Revenues. Cost of revenues decreased approximately $7.0 million or 42.7% to $9.4 million in fiscal year 2003 from $16.4 million for the comparable period in 2002. Approximately $7.1 million of the decrease was due to lower cost of sales on reduced volume. As a percentage of revenues, cost of revenues decreased to approximately 77.5% in fiscal year 2003 from approximately 78.8% for fiscal year 2002. The decrease in cost of revenues as a percentage of revenues was due to a combination of lower personnel costs and more efficient utilization of resources.

Gross Profit. For the reasons set forth above, gross profit increased as a percentage of revenues to approximately 22.5% in 2003 from approximately 21.2% for the comparable period in 2002.

Selling, General and Administrative Expenses. SG&A expenses decreased approximately $4.1 million or 50.8% to $4.1 million in fiscal year 2003 from $8.2 million for the comparable period in 2002. As a percentage of revenues, SG&A expenses decreased to approximately 33.4% in fiscal year 2003 from approximately 39.5% for the comparable period in 2002. The decrease in SG&A expenses was due to restructuring and cost cutting programs implemented in 2003 and 2002 in the US operations which reduced costs by $2.0 million and closure of the Barbados operation which reduced costs by $1.3 million. In addition, the 2002 period included a charge for $0.3 million for litigation and a one time favorable adjustment to bad debt expense for $0.3 million.

In fiscal year 2003, enherent recorded a charge of approximately $50,000 in connection with the severance paid to its former CFO. As of December 31, 2003, this severance obligation was paid in full.

Loss from Operations. For the reasons set forth above, loss from operations for the fiscal year 2003 decreased $2.5 million to $1.3 million compared to a loss from operations of $3.8 million in the comparable period in 2002. As a percentage of revenues, the loss from operations for fiscal year 2003 was approximately (10.8)% compared to approximately (18.3)% in the comparable period in 2002.

Other Income (Expense). Other income (expense) includes interest income, interest expense and miscellaneous income (expense). Interest income decreased approximately 73% to approximately $9,000 in 2003 from approximately $33,000 in 2002. This decrease in interest earned was due to lower cash balances and lower interest rates. Interest expense decreased approximately $6,000 in 2003 due to lower obligations on remaining capital leases. In 2003, miscellaneous income (expense) included a loss on the disposition of fixed assets of approximately $17,000.

Preferred Stock Accretion Net of Benefit to Common Stockholders of Redemptions. Series A Preferred Stock dividends decreased $0.5 million in 2002 because under the terms of a stock purchase agreement with The Travelers Indemnity Company, The Travelers converted 1,000,000 shares of its Series A Preferred Stock to 1,000,000 shares of enherent common stock. Under the terms of the stock purchase agreement, The Travelers then sold the 1,000,000 shares of enherent common stock to enherent for $200,000. Subsequently, enherent retired the 1,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock was carried at approximately $720,000 at the date of the transaction. Because the enherent common stock was purchased below the carrying value of the Series A Preferred Stock, a benefit to common stockholders of approximately $527,000 was recorded. Accretion on outstanding Series A Preferred Stock was approximately $571,000 for the year ended December 31, 2003 and approximately $527,000 for the year ended December 31, 2002.

Quarterly Results

The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2004. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consist only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three Months Ended (in thousands)
	Mar 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
Statement of Income Data:
Revenues	$3,653	$3,166	$2,708	$2,617	$2,912	$3,151	$3,256	$3,644
Cost of revenues	2,915	2,369	2,086	2,039	2,181	2,331	2,383	2,677

Gross profit	738	797	622	578	731	820	873	967
Selling, general and administrative	1,248	1,236	792	782	925	1,018	1,001	1,366
Loss from operations	$(510)	$(439)	$(170)	$(204)	(194)	(198)	(128)	(399)
Other income (expense)	4	3	1	2	—	(1)	—	(13)

Net loss	(506)	(436)	(169)	(202)	(194)	(199)	(128)	(412)
Series A Preferred stock dividends and accretion net of benefit to common stockholders	(136)	(141)	(144)	(150)	(154)	1,970	(99)	(103)

Net income (loss) available to common stockholders	$(642)	$(577)	$(313)	$(352)	$(348)	$1,771	$(227)	$(515)

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	79.8	74.8	77.0	77.9	74.9	74.0	73.2	73.5

Gross profit	20.2	25.2	23.0	22.1	25.1	26.0	26.8	26.5
Selling, general and administrative	34.2	39.1	29.3	30.0	31.8	32.3	30.7	37.4
Loss from operations	(14.0)	(13.9)	(6.3)	(7.9)	(6.7)	(6.3)	(3.9)	(10.9)
Other income (expense)	.1	.1	—	.1	—	—	—	(0.4)

Net loss	(13.9)	(13.8)	(6.3)	(7.8)	(6.7)	(6.3)	(3.9)	(11.3)
Series A Preferred stock dividends and accretion net of benefit to common stockholders	(3.7)	(4.4)	(5.3)	(5.7)	(5.3)	62.5	(3.0)	(2.8)

Net income (loss) available to common stockholders	(17.6)%	(18.2)%	(11.6)%	(13.5)%	(12.0)%	56.2%	(6.9)%	(14.1)%

Liquidity and Capital Resources

Cash and Working Capital. As of December 31, 2004, enherent had cash and cash equivalents of $1.4 million, a decrease of $1.2 million from December 31, 2003. Working capital of $2.0 million was $1.0 million lower than December 31, 2003. The primary uses of cash during the year ended December 31, 2004, were to fund operating activities in the amount of $0.9 million and to finance increased working capital related to the growth of the business in the amount of $0.2 million. Cash used in operating activities include approximately $0.6 million for costs related to the proposed merger with Dynax. Also, for the year ended December 31, 2004, enherent used $250,000 in cash, and issued a promissory note in the principal amount of $150,000 to finance the redemption of 2,750,000 shares of enherent Series A Preferred Stock and the accompanying warrants to purchase common stock.

In enherent’s normal operating cycle, cash is used to fund working capital to the extent increases in receivables exceeds increases in accounts payable and accrued expenses. In periods when sales are increasing quarter to quarter, the trend is for receivables to increase because collections typically trail sales by up to 60 days from billing. This use of working capital is partially offset by increases in accounts payable and accrued expenses. To the extent that cash from operations is not sufficient to fully fund operations, available cash is used. At this time enherent has no external lines of credit or financing. During the three years ended December 31, 2004, enherent used available cash to fund its operations. In spite of operating losses during the three years ended December 31, 2004, enherent had positive cash flow from increased collections of historical accounts receivable and negotiating later payment dates with vendors. As enherent’s revenues decreased from operations the company implemented aggressive cost containment policies. As a result, enherent’s net losses decreased significantly in 2004, and therefore, less cash was needed to fund the net losses. For the year ended December 31, 2004, the average cash used by enherent was $243,000 per quarter. Based on enherent’s performance in 2004 and operating plan for 2005, management believes available cash and cash equivalents of $1.4 million will be adequate to fund the company’s operations at current levels for the next 12 months. If cash and cash equivalents are insufficient to fund enherent’s operations, enherent may be required to seek additional sources of financing in the future. If enherent is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

Accounts Receivable. For the year ended December 31, 2004 there was a net increase in accounts receivable of approximately $0.8 million primarily due to the lag in collections and the fact that 2004 sales have increased each quarter. This is a reversal of the trend of the recent period ending December 31, 2003 during which revenues were declining and, on a net basis, receivables were decreasing. Billed Days Sales Outstanding (“DSO”), net of allowance for doubtful accounts, were 47 days at December 31, 2004 and 44 days at December 31, 2003. The increase in DSO is primarily the result of the establishment of new accounts.

Accounts Payables, Accrued Expenses and Accrued Compensation. Accounts payable represent actual invoices received and processed for payment according to contract or invoice terms. Accrued expenses and accrued compensation represent amounts owed for goods and services where invoices have not been presented or processed and for employees compensation paid in arrears. In the year ended December 31, 2004 the total of amounts owed rose $0.6 million over the corresponding figure at December 31, 2003. The increase was due primarily to a higher level of operating expenses associated with higher sales and merger related expenses.

enherent anticipates that its primary uses of cash in the near term will be to fund enherent’s operations and complete the proposed merger with Dynax. Management believes that the cash equivalents at December 31, 2004 are sufficient to fund operations for the next twelve months and satisfy all obligations due under its $150,000 note and non-cancelable operating leases. As of December 31, 2004, enherent’s obligations under non-cancelable operating leases total $60,000. In October 2004 enherent extended its operating lease on the Windsor headquarters premises for a period of six months at rates and terms comparable to its expiring lease. Rent due over the six-month extension is approximately $90,000. On March 1, 2005, enherent entered into a Lease Amendment whereby it will reduce its leased premises beginning on or before June 1, 2005 from approximately 11,251 square feet to approximately 6,480 square feet. The smaller leased premises will remain in the same building enherent has operated out of for the past 8 years. The lease on the current leased space of approximately 11,251 square feet was extended until such time as enherent takes possession of the smaller leased premises, on or before June 1, 2005. The Lease Amendment will be for a period of 3 years and enherent will pay rent in the amount of $9,045 per month. In addition, enherent estimates total costs related to the proposed merger with Dynax will be approximately $680,000, of which $576,000 were incurred in 2004. Also, as a result of enherent’s acquisition of 2,750,000 shares of its Series A Preferred Stock described in Note 4 to the Condensed Consolidated Financial Statements, enherent expended $250,000 in April 2004 and is obligated to make principal and interest payments on a three year $150,000 promissory note. Annual principal payments of $50,000 are due commencing on April 15, 2005. If cash generated from operations is insufficient to satisfy enherent’s liquidity requirements, enherent may be required to seek additional sources of financing in the future. If enherent is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

The holders of the remaining Series A Preferred Stock have a redemption right, exercisable at their option, at a value of $1.00 per share. enherent does not have sufficient cash to redeem, in full, the 4,250,000 shares of Series A Preferred Stock currently outstanding. Should the holders of the preferred shares exercise their optional redemption feature, enherent will be required to obtain financing to make such redemption payment or negotiate a non-cash settlement. The holders of the preferred shares gave enherent written notice of their irrevocable election to postpone until January 15, 2006 the exercise of their right to require redemption of the Series A Preferred Stock, which redemption right would otherwise become exercisable on April 15, 2005.

On October 28, 2004, the four holders of all outstanding shares of Series A Preferred Stock entered into an agreement with enherent under which they agreed that immediately prior to the consummation of the merger they will exchange the Series A Preferred Stock held by each of them for enherent common stock on a one for two basis and will cancel all warrants held by each of them. At the same time, enherent will deliver to each such holder a secured promissory note. According to the terms of three of the promissory notes having an aggregate principal amount of $1,412,500, 6.00% interest on the amount outstanding shall be payable in arrears. These three notes will have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $176,563 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,125 shall be due. According to the terms of the fourth note in the principal amount of $187,500, no interest shall be charged. This note shall have a term of two years and quarterly principal payments in the amount of $23,438 shall be made over an eight quarter period.

Quantitative and Qualitative Disclosures About Market Risk

For the year ended December 31, 2004, enherent did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in this joint proxy statement/prospectus.

Critical Accounting Policies

In preparing enherent’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, enherent uses certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. enherent considers the following accounting policies as those most important to the portrayal of its financial condition and those that require the most subjective judgment. Although enherent believes that its estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to its financial results.

Revenue Recognition

Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. Revenue is recognized as services are performed on a time-and-materials basis and calculated from a consultant’s time sheet and expense report using agreed-upon hourly rates. Revenues may also be earned from fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period, which range from 30 to 90 days. Revenue in 2004 included approximately $53,000_ from permanent placement fees. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, enherent also enters into fixed priced software development contracts. enherent recognizes revenue from fixed price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses. Anticipated losses on fixed price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue. In 2004 enherent was not a party to any fixed price contracts and had no such revenue.

Accounts Receivable—Allowance for Doubtful Accounts

enherent’s accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. Because its accounts receivable typically are unsecured, enherent periodically evaluates the collectibility of these accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, enherent analyzes financial statements, payment history and third-party credit analysis reports. In cases where the evidence suggests a customer may not be able to satisfy its obligations, enherent sets up a specific reserve in an amount determined to be appropriate for the perceived risk.

Goodwill

In assessing the recoverability of enherent’s goodwill, enherent must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. Due to significant negative industry and economic trends affecting both our current and expected future revenues, management performed an analysis of the undiscounted cash flow from the CMR and ACT acquisitions and concluded that the goodwill was impaired. Based on the analysis of the discounted cash flow, an impairment charge of approximately $15 million was recorded in the fourth quarter of 2001, reducing the balance of goodwill to zero.

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2004, enherent had a net loss carryforward of approximately $46.3 million, which begins to expire in 2018. Due to the uncertainty of its ability to utilize these deferred tax assets, enherent has provided a valuation allowance to offset these deferred tax assets. If enherent generates U.S. taxable income in future periods, reversal of this valuation could have a significant positive impact on net income.

Off-Balance Sheet Transactions

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of enherent with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of enherent.

Contractual Obligations

The following table of contractual obligations sets forth the contractual obligations of enherent as of December 31, 2004:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$150,000	$50,000	$100,000	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$60,004	$60,004	$—	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$—	$—	$—	$—	$—

Total	$210,004	$110,004	$100,000	$—	$—

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are a number of risks and uncertainties relating to the business of enherent. There can be no assurance that enherent and Dynax will consummate the Merger described on page [5] above; however, should enherent and Dynax consummate the Merger, Dynax will be merged out of existence and the surviving corporation will be enherent. Unless otherwise stated, the following risks and uncertainties relate to the business of enherent regardless of whether the proposed Merger with Dynax is consummated.

Each of enherent and Dynax have a history of operating losses and enherent may not be able, regardless of whether the proposed Merger is consummated, to meet its obligations or continue operating as a going concern without attracting additional capital.

enherent has incurred losses from the years ended December 31, 1995 through the year ended December 31, 2004. For years ended December 31, 2004, 2003, 2002, 2001 and 2000, enherent has reported a net loss of $0.9 million, $1.3 million, $3.8 million, $21.8 million and $8.8 million respectively.

Dynax has incurred losses from the years 1999 to 2004. for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, Dynax has reported a net loss of $167,000, $530,000, $6.1 million, $6.8 million, and $5.1 million, respectively.

In light of the net operating losses experienced by each of enherent and Dynax, there can be no assurance that enherent will be profitable regardless of whether enherent and Dynax consummate the proposed Merger. If enherent is not profitable, it may not be able to meet its obligations or continue operating as a going concern without attracting additional capital. Additional capital may not be available to enherent.

Decreased market demand for information technology services indicates that there can be no assurance regarding enherent’s services, which could have a material adverse effect on enherent’s business, financial condition and results of operations.

The companies in the information technology industry have operated in a difficult business environment over the past four years, with decreasing demand for services leading to declining sales and operating margins. From 2000 to 2002, a number of companies failed to manage through these turbulent market conditions and disappeared. The climate in the current operating environment has worsened due to reductions in information technology budgets and capital spending. In addition, there are long-term changes occurring in the information technology industry unrelated to the economy. The lack of perceived business benefit from prior information technology investments has driven companies to link future investments in information technology with the creation of business value.

This dynamic has fundamentally changed the technology-focused view of sales in the information technology industry. There can be no assurance that there will be continued demand for enherent’s services, which could have a material adverse effect on enherent’s business, operating results and financial condition.

enherent’s failure to meet clients’ expectations could result in losses or negative publicity and could subject enherent to liability for the services it provides.

Many of enherent’s engagements involve services that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify. Although enherent attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. Additionally, enherent’s attempts to contractually reduce liability with many of its largest clients have met with limited success. enherent’s failure or inability to meet a client’s expectations in the performance of its services could result in a material adverse effect on the client’s operations and, therefore, could give rise to claims against enherent or result in negative publicity damaging enherent’s reputation, which could have a material adverse effect on enherent’s business, operating results and financial condition.

The existence of vendor management organizations in the information technology market could have a material adverse effect on enherent’s business.

Over the last four years, companies contracting with information technology professional services firms have engaged vendor management organizations, or human capital management firms, to assist them in managing and reducing their information technology expenditures. The increased involvement of these vendor management organizations in the information technology industry has caused companies in the information technology industry to face a reduction in preferred vendor status, an increase in competition, a reduction in revenues, and an increase in fees paid to vendor management organizations. In enherent’s experience, vendor management organization fees charged to information technology professional services firms typically range from 1% to 5% of such firms’ billing rates. The increased involvement of vendor management organizations in the information technology industry could have a material adverse effect on enherent’s business.

If enherent is unable to manage its growth, its profitability may decline.

enherent’s profitability will be dependent upon its ability to control its costs and improve its efficiency. enherent plans to pursue growth. Growth is likely to place significant demands on enherent’s management as well as on its administrative, operational and financial resources. As increases the number of its professionals and executes its strategy for growth, it may not be able to manage a significantly larger and/or more diverse workforce, control its costs or improve its efficiency.

Acts of war or terrorism, or related effects could adversely affect enherent’s business, operating results and financial condition.

An act of war or terrorism could adversely affect enherent’s business, operating results and financial condition. For example, in the terrorist attacks of September 11, 2001, enherent had customers whose offices were destroyed, which resulted in an interruption in projects and related revenues. Acts of war or terrorism also could result in loss of key employees, which could adversely affect enherent’s business, operating results and financial condition. Additionally, the related effects of an act of war or terrorism, such as disruptions in air transportation and enhanced security measures may interfere with enherent’s ability to provide services to its clients. Finally, an act of war or terrorism may result in a significant reduction in client spending or contribute to an economic downturn and adversely affect enherent’s business, operating results and financial condition.

The failure of enherent to continue to recruit and retain qualified information technology professionals could have a material adverse effect on enherent’s business.

enherent’s business is labor-intensive. enherent’s success depends upon its ability to attract, develop, motivate and retain information technology professionals, who include billable consultants and sales and recruiting professionals. Billable consultants are those employees or independent contractors who possess the necessary technical skills and experience or can be trained to deliver enherent’s services. Sales and recruiting professionals are those employees who possess the necessary skills, experience and contacts to sell enherent’s services and recruit billable consultants. Qualified information technology professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that enherent will continue to have access to qualified information technology professionals, will be successful in retaining current or future information technology professionals or that the cost of employing and subcontracting such information technology professionals will not increase due to shortages. Failure to attract or retain qualified information technology professionals in sufficient numbers could have a material adverse effect on enherent’s business, operating results and financial condition.

Fluctuations in enherent’s quarterly revenues and operating results may lead to reduced prices for enherent’s stock.

enherent’s revenues and operating results are subject to significant variation from quarter to quarter and it is anticipated that enherent’s revenues and operating results will be subject to significant variation depending on a number of factors, including, but not limited to: (i) the timing and number of client projects commenced (or delayed or terminated by the client) and completed during the quarter, (ii) the number of working days in a quarter and (iii) employee hiring, attrition, vacations and utilization rates. Because a high percentage of enherent’s expenses, in particular personnel and facilities costs, will be relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, enherent will periodically incur cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future projects and opportunities for revenue growth. Quarterly results are likely to fluctuate, which may cause a material adverse effect on the market price of enherent’s common stock.

The loss of even one significant client or any significant reduction in the use of enherent’s services could have a material adverse effect on enherent’s business, financial condition and results of operations.

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2004, enherent’s five largest customers represented 71.7% of its total revenue. During that period, the five largest customers and their percentages of enherent’s total revenue were: J.P. Morgan Chase – 22.2%; Mass Mutual – 20.2%; Pfizer – 12.4%; The Hartford – 8.4%; and CIGNA – 7.9%. For the year ended December 31, 2004, one customer (The City of New York Department of Homeless Services) accounted for approximately 14% of Dynax’s service revenues. No other customer accounted for over 10% of Dynax’s revenues for the year ended December 31, 2004. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts.

enherent’s dependence on a limited number of clients results in a significant concentration of credit risk.

Due to enherent’s dependence on a limited number of clients, it is subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of enherent’s significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or may be collectible over longer than normal terms, each of which could adversely affect enherent’s financial position. As of December 31, 2004, enherent’s accounts receivable were $2.1 million. Of this amount, $1.2 million, or 60% was due from its five largest customers. enherent has not incurred any receivable write-offs in the years ended December 31, 2004 or 2003. In those periods enherent maintained its customary billing and collection terms with existing and new accounts. There can be no assurance that enherent will not suffer credit losses in the future.

enherent may have potential liabilities to clients.

Many of enherent’s engagements involve services that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify. Although enherent attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. Additionally, enherent’s attempts to contractually reduce liability with many of its largest clients have met with limited success. enherent’s failure or inability to meet a client’s expectations in the performance of its services could result in a material adverse effect on the client’s operations and, therefore, could give rise to claims against enherent or damage enherent’s reputation, which could have a material adverse effect on enherent’s business, operating results and financial condition.

Most of enherent’s contracts are terminable by its clients with limited notice and without penalty payments, and early terminations could have a material adverse effect on business, operating results and financial condition.

Most of enherent’s and Dynax’s contracts are terminable by the client following limited notice and without early termination payments or liquidated damages due to them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the client may elect to delay or not to proceed to the next stage of the project. While, to date, none of enherent’s and Dynax’s clients have terminated a material contract or materially reduced the scope of a large project, there can be no assurance that one or more of enherent’s clients will not take such actions in the future. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on enherent’s business, operating results and financial condition.

The use of fixed-price engagements could have a material adverse affect on enherent’s business, financial condition and results of operations.

enherent principally bills for its services on a time-and-materials or line-of-code basis. enherent occasionally has entered into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While enherent’s business, operating results and financial condition have not been materially adversely affected by any failure of enherent to complete a fixed-price engagement within budget in the past, any such failure in the future could expose enherent to risks associated with cost overruns, which could have a material adverse effect on enherent’s business, operating results and financial condition. In 2004 enherent was not party to any fixed price contracts and had no revenue from a fixed-price engagement.

The information technology services industry is highly competitive and there can be no assurance that enherent will be able to compete successfully.

enherent experiences intense competition. The market for information technology services is very broad and such services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, enherent has. Competitors include Analysts International Corp., CIBER, Inc., Computer Horizons Corp., Computer Task Group, iGate Corp., MPS Group, Inc. and Superior Consulting Holdings Corp. The trend toward offshore outsourcing, internal expansion by foreign and domestic competitors and continuing technological changes will also result in new and different competitors entering enherent’s markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which enherent will operate. Additionally, in certain sectors of enherent’s business, particularly information technology services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to those offered by enherent, enherent’s ability to compete effectively will increasingly depend upon the quality and price of its services. enherent may not be able to compete effectively, in which case competition could have a material adverse effect on enherent’s business, operating results and financial condition.

The information technology sector is rapidly changing and evolving and failure of enherent to compete effectively could have a material adverse effect on enherent’s business, operating results and financial condition.

The information technology services industry is characterized by rapid technological change, shifting client preferences and new product developments. The introduction of competitive information technology solutions embodying new technologies and the emergence of new industry standards may render enherent’s existing information technology solutions, skills base or underlying technologies obsolete or unmarketable. As a result, enherent will depend in large part upon its ability to develop new information technology solutions and capabilities that address the increasingly sophisticated needs of its clients and keep pace with new, competitive service and product offerings and emerging industry standards to achieve broad market acceptance. There can be no assurance that: (i) enherent will be successful in developing and marketing new information technology solutions that respond to technological changes, shifting client requirements or evolving industry standards; (ii) that enherent will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new information technology solutions; or (iii) its information technology solutions will adequately meet the requirements of the marketplace and achieve market acceptance. Any failure to respond to technological change or evolving industry standards could have a material adverse effect on enherent’s business, operating results and financial condition.

enherent’s inability to obtain or retain necessary work permits for foreign workers could increase its cost of recruiting and retaining the requisite number of information technology professionals enherent recruits employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2004, approximately 16% of enherent’s employees were working under such temporary work permits in the United States. Although, to date, enherent has not experienced difficulties in obtaining sufficient H-1B work permits, in the future enherent may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the Department of Homeland Security or State Department. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of enherent to retain work permit employees in the United States could increase enherent’s cost of recruiting and retaining the requisite number of information technology professionals, which could have a material adverse effect on enherent’s business, operating results and financial condition.

enherent relies on its intellectual property rights, which may not be properly protected or may infringe on the intellectual property rights of others.

In order to protect their proprietary rights in their various intellectual properties, enherent and Dynax currently rely on copyrights, trade secrets and unpatented proprietary know-how that may be duplicated by others. enherent and Dynax employ various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect their respective proprietary know-how. There can be no assurance that the steps taken by enherent and Dynax to protect their proprietary rights will be adequate to deter misappropriation of its intellectual property, or that enherent will be able to deter unauthorized use and take appropriate steps to enforce their rights. The failure of such protective measures could have a material adverse effect on enherent’s business, operating results and financial condition.

There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent’s technology. enherent and Dynax presently hold no patents or registered copyrights, but enherent has several registered trademarks for “enherent” and the enherent logo and Dynax has several registered trademarks for “Dynax” and the Dynax logo. Although enherent and Dynax believe that their intellectual property rights, including intellectual property rights licensed from third parties, do not infringe on the intellectual property rights of others, there can be no assurance that: (i) such a claim will not be asserted against enherent in the future; (ii) assertion of such claims will not result in litigation or that enherent would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms; or (iii) any of enherent’s or Dynax’s software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of enherent’s competitors. enherent expects that the risk of infringement claims against enherent will increase if more of enherent’s competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on enherent’s business, operating results and financial condition.

Sales of substantial amounts of enherent’s common stock in the public market if the proposed Merger is consummated could materially adversely affect the market price of enherent’s common stock.

If enherent and Dynax consummate the proposed Merger, enherent will issue a significant number of shares of its common stock to Dynax stockholders in the Merger. The sale of substantial amounts of enherent’s common stock may result in significant fluctuations in the price of enherent’s common stock and could cause the enherent’s common stock price to fall. The sale of these shares could also impair enherent’s ability to raise capital through sales of additional common stock.

Stockholders could experience substantial dilution.

enherent may issue additional shares of its capital stock to raise additional cash for working capital. If enherent issues additional shares of its capital stock, stockholders will experience dilution in their respective percentage ownership in enherent.

enherent is subject to “penny stock” regulations which could reduce trading activity and liquidity in enherent’s common stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with, among other things, bid and offer quotations for the penny stock, the compensation of the broker-dealer, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Holders of securities subject to the penny stock rules may have difficulty in selling those securities.

If the proposed Merger is consummated, enherent’s resulting debt structure may affect enherent’s business and restrict its operating flexibility.

If enherent and Dynax consummate the proposed Merger, immediately following the Merger, enherent will have significant indebtedness. The Merger agreement contemplates that prior to or concurrently with the consummation of the Merger:

•	Dynax’s senior lender, Ableco Finance LLC, must have agreed to furnish a credit facility (the “Credit Facility”) to enherent, which will (i) refinance or replace Dynax’s existing $4,000,000 revolving credit facility, $300,000 term loan A (the “Term Loan A”) and $1,700,000 term loan B (the “Term Loan B”) and (ii) provide additional working capital for enherent. The Credit Facility must be furnished on terms and conditions reasonably satisfactory to Ableco and the boards of directors of both Dynax and enherent and will be secured by a first lien on all tangible and intangible assets of enherent;

•	In connection with the refinancing or replacement of the Credit Facility as described above, the holders of enherent’s Preferred Holders Notes (as hereafter defined) will be granted liens on all tangible and intangible assets of enherent, which liens shall be junior in priority to the liens granted to Ableco, except that the proceeds of the collateral securing the obligations of enherent shall be applied to the Term Loan B and the Preferred Holders Notes on a pari passu basis. Ableco and the holders of the Preferred Holders Notes will enter into an intercreditor agreement, the form and substance of which will be reasonably satisfactory to Ableco and such holders, to, among other things, evidence these lien priorities;

•	enherent must enter into an agreement with the Preferred Stockholders whereby (i) enherent will issue promissory notes in the aggregate amount of $1.6 million, on terms agreed upon by Dynax and enherent, to the Preferred Holders (collectively the “Preferred Holders Notes”); (ii) the Preferred Holders agree to convert each of their shares of Series A Preferred Stock into two shares of enherent common stock and (iii) the Preferred Holders agree to cancel all warrants to purchase common stock of enherent issued to the Preferred Holders in connection with the issuance of the Series A Preferred Stock. The Preferred Holders Notes will be secured as described in the immediately preceding paragraph;

•	Following the Merger enherent will have junior indebtedness in the aggregate principal amount of approximately $457,000 for Dynax junior noteholders. In addition, enherent will have indebtedness in the aggregate principal amount of approximately $150,000 for an enherent noteholder; and

•	Additionally, following the Merger enherent will have quarterly payment obligations in the amount of $31,250 through March 2008, to Dynax’s former chairman.

If enherent and Dynax consummate the proposed Merger, enherent’s debt structure could:

•	Limit cash flow available for general corporate purposes, such as acquisitions, due to the ongoing cash flow requirements for debt service;

•	Limit enherent’s ability to obtain in the future, or obtain on favorable terms, additional debt financing for working capital or acquisitions;

•	Limit enherent’s flexibility in reacting to competitive and other changes in its industry and economic conditions generally;

•	Expose enherent to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in the business could make it difficult to meet debt service requirements;

•	Increase vulnerability to adverse economic and industry conditions; and

•	Expose enherent to risks inherent in interest rate fluctuations because of the variable interest rate of the Credit Facility, which could result in higher interest expense in the event of increases in interest rates.

If enherent and Dynax consummate the proposed Merger, enherent’s ability to repay or to refinance the indebtedness will depend primarily upon its future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond enherent’s control, including those discussed herein. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness it may have. If enherent is unable to service its indebtedness or maintain covenant compliance, whether in the ordinary course of business or upon acceleration of such indebtedness, enherent may be forced to pursue one or more alternative strategies, such as restructuring or refinancing its indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be affected on satisfactory terms, if at all.

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

Interest Rate Risk

Our investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by us.

Item 8. Financial Statements and Supplementary Data

The following consolidated Financial Statements can be found on the pages referenced below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s independent accountants involving accounting and financial disclosure matters.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Senior Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

The Company has adopted a code of ethics, titled “Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp.” (the “Code of Ethics”). The Code of Ethics applies to all officers, directors and employees of the Company. The Code of Ethics is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the Securities and Exchange Commission. The Code of Ethics was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which persons currently consist of Douglas A. Catalano and James C. Minerly. The Code of Ethics filed herewith as Exhibit 14.1.

The other information called for by Item 10 with respect to identification of directors of the Company is included in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission on or before May 2, 2005 (the “2005 Proxy Statement”).

Item 11. Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption “Security Ownership of Management and Certain Beneficial Owners” in the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Appointment of Independent Public Accountants” in the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Index to Consolidated Financial Statements of enherent Corp. and Subsidiaries is on page F-1.

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company’s Form S-4 filed November 4, 2004).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among PRT Group Inc. and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000).

4.5	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

10.1	Employment Agreement dated December 1, 2003, between James C. Minerly and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.2	Employment Agreement dated February 16, 2004, between Douglas A. Catalano and the Company with Exhibit A and Amendment (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.3	Form of Employment Agreement between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.3 of the Company’s Form S-4/A filed December 22, 2004).

10.4	Form of Employment Agreement between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Form S-4/A filed December 22, 2004).

10.5	Form of Employment Agreement between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Form S-4/A filed December 22, 2004).

10.6	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.8	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.9	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

10.10	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.11	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed November 15, 2004).

10.12	Form of Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.12 of the Company’s Form S-4/A filed December 22, 2004).

14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP, dated March 30, 2005 (filed herewith).

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent CORP.

	By:	/s/ DOUGLAS A. CATALANO
Date: March 31, 2005		Douglas A. Catalano
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated:

Date: March 31, 2005	By:	/s/ DOULGAS A. CATALANO
Douglas A. Catalano
Chairman, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 31, 2005	By:	/s/ JAMES C. MINERLY
James C. Minerly
Senior Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2005	By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Vice Chairman and Director

Date: March 31, 2005	By:	/s/ ROBERT P. FORLENZA
Robert P. Forlenza
Director

Date: March 31, 2005	By:	/s/ IRWIN J. SITKIN
Irwin J. Sitkin
Director

enherent Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The	Board of Directors and Stockholders
enherent	Corp.

We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of enherent Corp. and Subsidiaries at December 31, 2003 and 2004, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with generally accepted U.S. accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Hartford, Connecticut

March 24, 2005

enherent Corp. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	December 31,
	2003	2004
Assets
Current assets:
Cash and equivalents	$2,669	$1,448
Accounts receivable, net of allowance of $16 in 2003 and $13 in 2004	1,263	2,059
Prepaid expenses and other current assets	141	127

Total current assets	4,073	3,634
Fixed assets, net	159	16
Other assets	50	50

Total assets	$4,282	$3,700

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$—	$50
Accrued compensation	302	372
Accounts payable	327	939
Accrued expenses	362	318
Current portion of capital lease obligations	5	—
Deferred revenue	57	20

Total current liabilities	1,053	1,699
Long term debt	—	100
Deferred rent	27	—

Total liabilities	1,080	1,799

Commitments and contingencies:
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized—10,000,000 shares; issued and outstanding—7,000,000 shares issued and outstanding at December 31, 2003 and 4,250,000 shares issued and outstanding at December 31, 2004	6,124	4,109

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized—50,000,000 shares; issued—19,401,311 shares, outstanding—17,552,188 shares at December 31, 2003; issued—20,297,977 shares, outstanding—18,448,854 shares at December 31, 2004	19	20
Additional paid-in capital	94,423	94,455
Treasury stock, at cost—1,849,123 shares in 2003 and 2004	(366)	(366)
Accumulated deficit	(96,998)	(96,317)

Total common stockholders’ deficit	(2,922)	(2,208)

Total liabilities and stockholders’ deficit	$4,282	$3,700

See accompanying notes to consolidated financial statements

enherent Corp. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2002	2003	2004
Revenues	$20,812	$12,144	$12,963
Cost of revenues	16,389	9,409	9,572

Gross profit	4,423	2,735	3,391
Selling, general and administrative expenses	8,230	4,058	4,310

Loss from operations	(3,807)	(1,323)	(919)
Other income (expense):
Miscellaneous income (expense)	16	4	(12)
Interest expense	(9)	(3)	(5)
Interest income	33	9	3

Net loss	(3,767)	(1,313)	(933)
Preferred stock accretion net of benefit to common stockholders of redemptions	16	(571)	1,614

Net income (loss) available to common stockholders	$(3,751)	$(1,884)	$681

Basic net income (loss) per share	$(.21)	$(.11)	$.04

Number of shares used in computing basic net loss per share	17,502	17,514	17,884

Diluted net loss per share	$(.21)	$(.11)	$(.04)

Number of shares used in computing diluted net loss per share	17.502	17,514	17,884

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2002, 2003 and 2004

(In thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2002	18,351,311	$18	$94,212	$(91,363)	849,123	$(166)	$2,701
Net loss	—	—	—	(3,767)	—	—	(3,767)
Conversion of preferred shares to common shares	1,000,000	1	199	—	—	—	200
Purchase of treasury stock	—	—	—	—	1,000,000	(200)	(200)
Accretion of preferred stock net of benefit to common stockholders of redemption	—	—	—	16	—	—	16

Balance at December 31, 2002	19,351,311	19	$94,411	(95,114)	1,849,123	(366)	(1,050)
Net loss	—			(1,313)	—	—	(1,313)
Stock option exercise	50,000	—	1	—	—	—	1
Stock option compensation	—	—	11	—	—	—	11
Accretion of preferred stock	—	—	—	(571)	—	—	(571)

Balance at December 31, 2003	19,401,311	$19	$94,423	$(96,998)	1,849,123	$(366)	$(2,922)
Net loss	—			(933)	—	—	(933)
Exercise of stock options	196,666	—	4	—	—	—	4
Restricted stock award	700,000	1	62	—	—	—	63
Stock option compensation			8				8
Unamortized deferred compensation on restricted stock award			(42)				(42)
Accretion of preferred stock net of benefit to common stockholders of redemption	—	—	—	1,614	—	—	1,614

Balance at December 31, 2004	20,297,977	$20	$94,455	$(96,317)	1,849,123	$(366)	$(2,208)

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net loss	$(3,767)	$(1,313)	$(933)
Adjustments to reconcile net loss to net cash used in operating activities net of business acquired:
Depreciation and amortization	809	294	129
(Gain) loss on disposal of fixed assets	(72)	17	12
Provision (credit) for doubtful accounts	(199)	38	3
Deferred rent	(33)	(32)	(27)
Restricted stock unamortized compensation expense	—	—	(42)
Stock compensation	—	—	63
Stock option compensation	—	11	8
Changes in operating assets and liabilities:
Accounts receivable	1,481	625	(799)
Prepaid expenses and other current assets	201	118	14
Other assets	26	19	—
Accrued compensation	(397)	19	70
Accounts payable	(23)	(143)	612
Accrued expenses	(201)	68	(45)
Deferred revenue	27	(114)	(37)

Net cash used in operating activities	(2,148)	(393)	(972)

Cash flows from investing activities
Purchases of fixed assets	(19)	—	—
Proceeds from sale of fixed assets	187	7	2

Net cash provided by investing activities	168	7	2

Cash flows from financing activities
Exercise of stock options	—	1	4
Purchase and redemption of preferred stock	—	—	(250)
Purchase of treasury stock	(200)	—	—
Principal payments under capital lease obligations	(22)	(13)	(5)

Net cash used in financing activities	(222)	(12)	(251)
Net decrease in cash and equivalents	(2,202)	(398)	(1,221)
Cash and equivalents at beginning of period	5,269	3,067	2,669

Cash and equivalents at end of period	$3,067	$2,669	$1,448

Supplemental disclosure of cash flow information
Interest paid	$9	$9	$—

See accompanying notes to consolidated financial statements.

enherent Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2002, 2003 and 2004

1. Description of Business

The accompanying consolidated financial statements include the accounts of enherent Corp. (“enherent”) and its wholly owned subsidiaries (collectively, the “Company”), formerly PRT Group Inc. and subsidiaries (“PRT”).

enherent Corp. is an information technology professional services firm providing its clients with staffing and consultative resources either on a temporary or permanent basis and a provider of solutions outsourcing involving software development or information technology operational services. enherent addresses cross-industry business needs by focusing on the critical disciplines of project management, business requirements management and technology integrations. enherent is headquartered outside of Hartford, Connecticut, and its customers can be found in many different industry segments, from the Fortune 1000 to middle-market enterprises. enherent operates throughout the northeastern and southern United States and has sales locations in Connecticut and the New York/New Jersey area.

enherent provides a wide range of information technology staffing and professional services to its customers. These services include application development, project management, application infrastructure, testing and quality assurance services, application maintenance and professional information technology staffing. For clients with temporary needs, individual or team staffing can be provided on a consultative basis. Permanent placement of specialized individuals also is available for clients with long-term needs.

On October 12, 2004, enherent entered into a definitive merger agreement (the “Merger Agreement”) with Dynax Solutions, Inc., a Delaware corporation (“Dynax”) to combine in a stock-for-stock exchange. The Boards of Directors of enherent and Dynax each approved and declared the advisability of the Merger Agreement which provides for the merger of Dynax with and into enherent. As a result of the proposed merger, Dynax will be merged out of existence and the surviving corporation will be enherent. Pursuant to the Merger Agreement, each outstanding share of Dynax common stock shall be converted into the right to receive 3.8359 shares of enherent common stock. If the merger is completed on April 1, 2005, and based on certain assumptions and estimates, Dynax stockholders would own approximately 50.0% of the common stock of enherent on a fully diluted basis immediately after the consummation of the merger.

The proposed merger requires approval by a majority of the outstanding shares of both enherent and Dynax. Each company will hold a special meeting of its stockholders to vote on the merger on April 1, 2005. Proxy materials relating to the special meetings were mailed to the stockholders of enherent and Dynax on or about February 7, 2005.

The merger will be accounted for using the purchase method of accounting for financial reporting purposes. In a merger of equals transaction, the purchase method requires the identification of the acquiring entity. Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax has been identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Dynax). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation will be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

enherent Corp. (f/k/a PRT Group Inc.) was first incorporated as PRT Corp. of America, a New York corporation, in 1989 and was reincorporated in Delaware in 1996 as PRT Group Inc. In July of 2000, PRT Group Inc. changed its name to enherent Corp. enherent’s principal offices are located at 80 Lamberton Rd., Windsor, Connecticut 06095 and its telephone number is (860) 687-2200.

The Company anticipates that its primary uses of working capital in the near term will be to fund the Company’s operations. Management believes that the existing cash and cash equivalents are sufficient to fund operations of its existing business through at least December 31, 2005. If available cash and cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, including redemption of the preferred stock in January 2006, the Company may be required to seek additional financing sources in the future. If the Company is unsuccessful in obtaining additional sources of financing, it could experience difficulty meeting its current obligations as they become due.

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

Revenue Recognition

Revenue is primarily derived from placing consultants on engagements with clients for a specified period of time. The Company recognizes revenue as related services are performed, on a time-and-materials basis as calculated from a consultant’s time sheet and expense report using agreed-upon hourly rates. The Company also recognizes revenues from fees earned on recruiting individuals for full-time positions in client companies (permanent placements). Revenues from permanent placements are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. From time to time, project development work with a defined scope and a detailed budget is sold at a fixed price. Revenue for fixed price project development contracts is recognized in the period earned using the proportional performance method with revenues being recognized ratably over the performance period. From time to time, the Company also enters into fixed priced software development contracts. The Company recognizes revenue from fixed-price software contracts using the percentage of completion method of accounting based on hours to date in comparison to total hours projected at completion. Financial reporting of these agreements depends on estimates, which are assessed continually during the term of the agreement (including overruns and additional charges for scope changes), as such estimated amounts are subject to revisions as the project progresses. Anticipated losses on fixed-price contracts are recognized when estimable. Cash payments received but unearned are recognized as deferred revenue. In 2003 and 2004 the Company did not perform any fixed price contract work. In 2002, less than two percent of the Company’s revenues were from fixed-price contracts.

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

Net Income (Loss) Per Share

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

The following is a summary of the calculation of income (loss) per share (in thousands, except per share data):

	Years ended December 31
	2002	2003	2004
Numerator:
Net income (loss) applicable to common stockholders
Basic	$(3,751)	$(1,884)	$681
Accretion on preferred	—	—	—

Diluted	$(3,751)	$(1,884)	$681

Denominator (000’s omitted):
Weighted average shares outstanding
Basic	17,502	17,514	17,884
Shares as if converted	—	—	—

Outstanding – fully diluted	17,502	17,514	17,884

Basic net income (loss) per share	$(.21)	$(.11)	$.04

Diluted net income (loss) per share	$(.21)	$(.11)	$.04

Stock-Based Compensation

At December 31, 2004, the Company had a stock option plan, which is described more fully in Note 6. The Company accounts for stock options using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we applied the fair value recognition provisions of SFAS 123, instead of the intrinsic value method of APB Opinion No. 25 to account for stock-based employee compensation (in thousands, except per share amounts):

	December 31,
	2002	2003	2004
Net income (loss) available to common stockholders, as reported	$(3,751)	$(1,884)	$681
Total stock option expense determined under fair value method	(835)	(170)	(75)

Pro forma net income (loss)	$(4,586)	$(2,054)	$606

Net income (loss) per common share, as reported: basic and diluted	$(.21)	$(.11)	$.04

Net income (loss) per common share, pro forma: basic and diluted	$(.26)	$(.12)	$.04

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employees’ stock options under the fair value method provided by that Statement. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	December 31,
Assumption	2002	2003	2004
Risk-free interest rate	2.99%	2.00%	3.00%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s Common Stock	1.40	1.40	2.04
Average life	5 years	5 years	5 years

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

3. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The impact of the adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income(loss) and net income (loss) per share in the stock based compensation accounting policy note included in Note 2 to the consolidated financial statements.

4. Fixed Assets

Fixed assets consist of the following (in thousands):

	December 31
	2003	2004
Furniture and equipment	$1,190	$922
Computer equipment and software	3,524	3,524
Leasehold improvements	302	302

	5,016	4,748
Less accumulated depreciation and amortization	(4,857)	(4,732)

	$159	$16

Depreciation expense was approximately $809,000, $294,000 and $129,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

5. Series A Senior Participating Redeemable Convertible Preferred Stock

On April 13, 2000, the Company issued 8,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock (“Preferred Stock”) for $8,000,000. The Company also issued a Warrant to the Preferred Stock investors to purchase 4,000,000 shares of the Company’s Common Stock at an initial exercise price of $1.00 per share subject to adjustment, as defined. The Preferred Stock is convertible, subject to adjustment, as defined, into Common Stock on a one-for-one basis at any time, and is redeemable after January 15, 2006 at the option of the holder at its liquidation value plus accrued and unpaid dividends and contains voting rights on an as-converted basis. Each Warrant entitles the holder to purchase one share of Common Stock prior to January 15, 2006. The Preferred Stock and related Warrants were sold below the then-market value of the Company’s Common Stock. Accordingly, the guaranteed discount on the conversion of the Preferred Stock and the value of the Warrants, aggregating approximately $5,200,000, was deemed to be a dividend for purpose of calculating loss per share. The Preferred Stock is being accreted to its liquidation value at January 15, 2006. Accretion was $511,000, $571,000 and $452,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

On January 30, 2002, with the approval of its Board of Directors, enherent entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with The Travelers Indemnity Company (“The Travelers”), pursuant to which The Travelers converted 1,000,000 shares of its Series A Senior Participating Redeemable Convertible Preferred Stock into 1,000,000 shares of enherent Common Stock. Under the terms of the Stock Purchase Agreement, The Travelers then sold the 1,000,000 shares of Common Stock to enherent for $200,000. enherent has retired the 1,000,000 shares of Series A Senior Participating Redeemable Convertible Preferred Stock. The Preferred Stock was carried at approximately $720,000 at the date of the transaction. Because the Common Stock was purchased below the carrying value of the Preferred Stock, a benefit to common stockholders of approximately $527,000 was recorded.

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

On October 12, 2004, the Company entered into a definitive merger agreement with Dynax to combine in a stock-for-stock exchange. Post-merger, former stockholders of Dynax would own approximately 50% of the common stock of enherent on a fully diluted basis.

On October 28, 2004, the four holders of all outstanding shares of Series A Preferred Stock (the “Preferred Stockholders”) entered into an agreement with the Company under which they agreed that immediately prior to the consummation of the merger they will exchange the Series A Preferred Stock held by each of them for Company common stock on a one for two basis and will cancel all warrants held by each of them. At the same time, the Company will deliver to each such holder a secured promissory note. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6.00% interest on the amount outstanding shall be payable in arrears. These three notes will have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $176,563 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,125 shall be due. According to the terms of the fourth note in the principal amount of $187,500, no interest shall be charged. This note shall have a term of two years and quarterly principal payments in the amount of $23,438 shall be made over an eight quarter period.

The Preferred Stockholders are Tudor BVI Global Portfolio Ltd., Raptor Global Portfolio Ltd., Tudor Arbitrage Partners, L.P., and EFG Eurofinancial Investment Company. Robert P. Forlenza, a director of enherent, is the managing director of Tudor Investment Corporation, investment advisor to each of Tudor Global Portfolio Ltd., Raptor Global Portfolio Ltd. and Tudor Arbitrage Partners, L.P.

On October 28, 2004, the Preferred Stockholders gave enherent written notice of their irrevocable election to postpone until at least January 15, 2006 the exercise of their right to require redemption of the Series A Preferred Stock, which redemption right will become exercisable, pursuant to its terms, on April 15, 2005.

6. Stockholders’ Equity (Deficit)

In August 2000, the Board of Directors approved the buy-back of up to 2,000,000 shares of the Company’s outstanding Common Stock. In 2001, the Company repurchased approximately 849,000 shares of its outstanding Common Stock for approximately $166,000. In October 2002, the Board of Directors increased this buy-back figure to 4,000,000 shares of the Company’s outstanding Common Stock.

In June 1996, the Company established a Stock Option Plan (the “Option Plan”) for officers, employees, consultants and non-employee directors to purchase shares of the Company’s Common Stock. The Option Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the Option Plan. In January 2000, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved by 1,000,000. At December 31, 2004, the Company had reserved 3,861,759 shares of Common Stock for the exercise and future grants of stock options under such Option Plan.

On March 24, 2005, the Board of Directors approved an amendment to the Option Plan that increased the shares reserved for issuance under the Option Plan from 4,302,000 to 8,242,617 to accommodate the Option Plan’s assumption of the Dynax stock options pursuant to the Merger Agreement.

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

Activity in the Option Plan is summarized as follows (in shares):

	Shares	Weighted Average Exercise price
Outstanding at December 31, 2001	2,773,404	$1.82
Granted	1,080,000	$.03
Canceled and expired	(800,782)	$1.52

Outstanding at December 31, 2002	3,052,622	$1.22
Granted	460,000	$.08
Exercised	(50,000)	$.03
Canceled and expired	(1,773,405)	$.82

Outstanding at December 31, 2003	1,689,217	$1.22

Granted	1,300,000	$.13
Exercised	(196,666)	$.03
Canceled and expired	(1,514,536)	$1.17

Outstanding at December 31, 2004	1,278,015	$.72

Exercisable at December 31, 2004	698,017

Available for grant at December 31, 2004	2,583,744

The weighted average fair value of options granted during the years ended December 31, 2002, 2003 and 2004 was $0.03, $0.08, and $0.13 respectively.

Information regarding the options outstanding under the Option Plan at December 31, 2004 is as follows:

Exercise Price Range	Number of Options Currently Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$ .03 -$ .03	190,000	$.03	7.5	140,002	$.03
$ .08 -$ .19	640,000	$.11	9.2	110,000	$.09
$ .63 -$ .69	134,000	$.66	3.7	134,000	$.66
$ 1.13 -$ 1.19	73,990	$1.18	5.2	73,990	$1.19
$ 2.19 - $ 2.75	190,025	$2.41	4.1	190,025	$2.41
$ 3.63 -$ 5.00	45,800	$4.00	3.7	45,800	$3.93
$ 5.63 -$ 5.63	4,200	$5.63	2.0	4,200	$5.63

	1,278,015			698,017

On October 15, 2003, concurrent with the voluntary termination of the former Chairman, President and Chief Executive Officer Robert Merkl, the Company agreed to allow the first third of Mr. Merkl’s October 28, 2002 stock option grant to vest early. Therefore, options to purchase 166,666 shares of common stock vested and the Company recognized compensation expense of approximately $11,000.

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

8. Income Taxes

For financial reporting purposes, loss before taxes includes the following components (in thousands):

	2002	2003	2004
Pre-tax loss
U.S.	$(2,482)	$(1,244)	$(933)
Foreign	(1,285)	(69)	—

Net loss	$(3,767)	$(1,313)	$(933)

There were no current or deferred federal or state and local taxes for the years ended December 31, 2002, 2003 and 2004.

The actual income tax expense (benefit) differs from the “expected” tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income taxes, as follows (in thousands):

	December 31,
	2002	2003	2004
Computed “expected” tax expense/(benefit)	$(1,281)	$(446)	$(317)
Non-deductible losses of foreign subsidiaries	848	23	—
Non-deductible U.S. expenses	4	(83)	—
Valuation allowance relating primarily to U.S. net operating losses	589	565	317
State tax expense/(benefit), net of federal tax effect at state statutory rate	(149)	(59)	—
Other	(11)	—	—

	$—	$—	$—

The Company has net operating loss carryforwards of approximately $47.2 million to offset future taxable income which begin to expire in 2018. Deferred tax assets are recognized if realization of such assets is more likely than not. Based on the weight of available evidence, which included the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The change in the valuation allowance totaled $589, $565 and $317 in 2002, 2003 and 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Accounts receivable allowances	$6	$4
Accrued vacation	28	24
Net operating loss carryforwards	17,444	17,787
Amortization expense	171	171
Deferred rent expense	12	—
Other	8	—

Total gross deferred assets	17,669	17,986
Valuation allowance	(17,669)	(17,986)

Net deferred tax asset	$—	$—

9. Significant Clients

During the years ended December 31, 2002, 2003 and 2004, approximately 72%, 80% and 71.1% of revenue was derived from the Company’s five largest clients, respectively. Three clients accounted for 30%, 16% and 11% of total revenues for the year ended December 31, 2002. Three clients accounted for 30%, 18% and 12% of total revenues for the year ended December 31, 2003. Three clients accounted for 22.2%, 20.2%, and 12.4% of total revenues for the year ended December 21, 2004.

10. Commitments

As of December 31, 2005 future minimum lease payments relating to office space under a non-cancelable operating lease expiring in April 2005, were $60,000. Subsequent to December 31, 2005 the Company entered into a non-cancelable, three year operating lease for office space with a rental cost of approximately $108,000 per year.

Rent expense was approximately $445,000, $185,000, and $155,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

11. Deferred Compensation Plan

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2000 the Plan was modified to provide for a 100% Company match of up to 3% of eligible employee contributions. For the years ended December 31, 2002, 2003 and 2004, the Company recognized contributions of approximately $205,000, $105,000 and $108,000 respectively.

12. Related Party Transactions

During the years ended December 31, 2002 and 2003, there were no transactions with related parties.

Douglas Mellinger Agreement. As of September 14, 2004, enherent and Douglas Mellinger entered into an agreement for a term generally ending on December 31, 2007. Pursuant to the agreement, Mr. Mellinger will coordinate activities under the direction of the Chief Executive Officer to provide assistance to the Company related to the development of the Company’s corporate strategy, including but not limited to market positioning and merger and acquisition strategy. The agreement provides that Mr. Mellinger will continue to be a non-employee member of the Board of Directors and the Vice Chairman. The Company will pay Mr. Mellinger an annual fee of $60,000, payable $5,000 each month, during the term of the agreement. Under the terms of a non-qualified stock option agreement also dated September 14, 2004, enherent granted options to purchase up to 500,000 shares of enherent’s unregistered common stock to Mr. Mellinger. The options will generally vest in equal annual installments of shares on September 14 of each year beginning September 14, 2005 and will be fully vested on September 14, 2011. Vesting accelerates in the event of a change in control of enherent; however, the agreement states that the proposed merger with Dynax will not trigger acceleration. The options are exercisable at any time to the extent then vested at an exercise price of $0.11 per share. enherent has agreed, subject to the consummation of the merger with Dynax, to file a shelf registration statement to register the resale of shares of enherent common stock issued on the conversion or disposition of the Series A Preferred Stock and to include in such registration statement the shares of enherent common stock issuable to Mr. Mellinger upon exercise of these options.

Douglas Catalano Agreement. In February 2004, the compensation committee of enherent’s board of directors approved the grant of incentive options to Douglas Catalano to purchase 500,000 shares of enherent common stock, and in April 2004, the compensation committee approved the grant of incentive options to purchase 400,000 shares of enherent common stock. According to enherent’s stock option plan, no participant of the stock option plan may receive an award or awards of options covering in excess of 200,000 shares of enherent common stock in any plan year. In order to rectify the inconsistency between the February and April option grants to purchase an aggregate amount of 900,000 shares of enherent common stock and the 200,000 share limitation provided for in the stock option plan, the compensation committee, on October 5, 2004, approved a restructure of Mr. Catalano’s equity compensation as follows:

•	The option agreement related to the April option to purchase 400,000 shares of enherent common stock was amended and restated to constitute an option to purchase 200,000 shares of enherent common stock;

•	All other stock options held by Mr. Catalano were cancelled; and

•	Mr. Catalano received a grant of 700,000 unregistered, restricted shares of enherent common stock.

The options and restricted stock now held by Mr. Catalano vest over time until they become fully vested on April 1, 2007. However, vesting accelerates in the event of a change in control of enherent, including consummation of the proposed merger with Dynax. enherent has agreed, subject to the consummation of the merger with Dynax, to file a shelf registration statement not later than October 10, 2005 to register the resale of shares of enherent common stock issued on the conversion or disposition of the Series A Preferred Stock and to include in such registration statement the restricted shares of enherent common stock held by Mr. Catalano.

Based upon the closing price of enherent common stock of $0.09 per share at October 5, 2004, the amount to be charged to operations for the 700,000 restricted shares issued to Mr. Catalano is $63,000.

Preferred Stock Agreement. On October 28, 2004, the Preferred Stockholders entered into an agreement with the Company under which they agreed that immediately prior to the consummation of the merger they will exchange the Series A Preferred Stock held by each of them for Company common stock on a one for two basis and will cancel all warrants held by each of them. At the same time, the Company will deliver to each such holder a secured promissory note. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6.00% interest on the amount outstanding shall be payable in arrears. These three notes will have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $176,563 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,125 shall be due. According to the terms of the fourth note in the principal amount of $187,500, no interest shall be charged. This note shall have a term of two years and quarterly principal payments in the amount of $23,438 shall be made over an eight quarter period.

The Preferred Stockholders are Tudor BVI Global Portfolio Ltd., Raptor Global Portfolio Ltd., Tudor Arbitrage Partners, L.P., and EFG Eurofinancial Investment Company. Robert P. Forlenza, a director of enherent, is the managing director of Tudor Investment Corporation, investment advisor to each of Tudor Global Portfolio Ltd., Raptor Global Portfolio Ltd. and Tudor Arbitrage Partners, L.P.

On October 28, 2004, the Preferred Stockholders gave enherent written notice of their irrevocable election to postpone until at least January 15, 2006 the exercise of their right to require redemption of the Series A Preferred Stock, which redemption right would otherwise become exercisable, pursuant to its terms, on April 15, 2005.

13. Geographic Areas

The Company operates in one industry segment, providing information technology solutions to its clients. In 2003 and 2004, the Company had only domestic operations. Prior to 2003, in addition to its domestic operations, which include the United States, the Company had operations in the West Indies through October 15, 2002. Effective October 15, 2002, the Company ceased operation in the West Indies. Geographic information is as follows (in thousands):

	December 31,
	2002		2003		2004
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Revenues	$19,184	$1,628	$12,144	$—	$12,963	$—

Long-lived assets	$470	$17	$159	$—	$16	$—

Total assets	$5,469	$330	$4,275	$7	$3,693	$7

14. Litigation

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

[Item 15(a)(II)]

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2002
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$256	$(179)	$20	$57
Year ended December 31, 2003
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$57	$38	$79	$16
Year ended December 31, 2004
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$16	$—	$3	$13

(a)	Uncollectible receivables written off.