Form 10-Q
period 2005-03-31
ENHERENT CORP
filed 2005-05-12
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-23315

enherent Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	No. 13-3914972 (I.R.S. Employer Identification No.)

192 Lexington Avenue
New York, NY 10016
(Address of Principal Executive Offices)

(212) 889-7722
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

YES ☑                      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of April 29, 2005

Common stock, par value $.001	50,465,717

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

enherent Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except number of shares)

	March 31,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and equivalents	$892	$1,448
Accounts receivable, net of allowance of $59 at March 31, 2005 and $13 at December 31, 2004	2,590	2,059
Prepaid expenses and other current assets	169	127

Total current assets	3,651	3,634
Fixed assets, net	14	16
Other assets	50	50

Total assets	$3,715	$3,700

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long term debt	$50	$50
Accounts payable	864	939
Accrued compensation	897	372
Accrued expenses	526	318
Deferred revenue	—	20

Total current liabilities	2,337	1,699
Long term debt	100	100

Total liabilities	2,437	1,799

Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $0.001 par value; authorized - 10,000,000 shares; issued and outstanding – 4,250,000 shares at March 31, 2005 and December 31, 2004	4,214	4,109

Common stockholders’ equity (deficit):
Common stock, $0.001 par value; authorized - 50,000,000 shares; issued - 20,297,977 shares; outstanding - 18,448,854 shares at March 31, 2005 and December 31, 2004	20	20
Additional paid-in capital	94,502	94,455
Treasury stock, at cost - 1,849,123 shares at March 31, 2005 and December 31, 2004	(366)	(366)
Accumulated deficit	(97,092)	(96,317)

Total common stockholders’ deficit	(2,936)	(2,208)

Total liabilities and stockholders’ deficit	$3,715	$3,700

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Revenues	$3,729	$2,912
Cost of revenues	2,768	2,181

Gross profit	961	731
Selling, general and administrative expenses	1,630	925

Loss from operations	(669)	(194)
Other income (expense):
Interest expense	(1)	—

Net loss	(670)	(194)
Accretion of preferred stock	(105)	(154)

Net loss applicable to common stockholders	$(775)	$(348)

Basic and diluted net loss per share applicable to common stockholders	$(.04)	$(.02)

Number of shares used in computing basic and diluted net loss per share (000’s)	18,449	17,699

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(670)	$(194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	40
Provision for doubtful accounts	52	3
Deferred rent	—	(8)
Stock option compensation	5	—
Amortization of deferred restricted stock compensation	42	—
Changes in operating assets and liabilities:
Accounts receivable	(583)	(465)
Prepaid expenses and other current assets	(42)	(91)
Accrued compensation	525	89
Accounts payable and other accrued expenses	133	110
Deferred revenue	(20)	(10)

Net cash used in operating activities	(555)	(526)

Cash used for investing activities
Purchased of fixed assets	(1)	—

Net cash used investing activities	(1)	—

Cash flows from financing activities
Proceeds from exercise of stock options	—	4
Principal payments under capital lease obligations	—	(1)

Net cash used in financing activities	—	3

Net decrease in cash and equivalents	(556)	(523)
Cash and cash equivalents at beginning of period	1,448	2669

Cash and cash equivalents at end of period	$892	$2,146

See accompanying notes to condensed consolidated financial statements.

enherent Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries, except as disclosed) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the enherent Corp. (“enherent” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

On April 1, 2005 the Company completed the Merger (the “Merger”) with Dynax Solutions, Inc. (“Dynax”). See Note 3. The Merger was completed upon the majority approval of shareholders in separate shareholder meetings as required by the Agreement and Plan of Merger, executed on October 12, 2004, as amended.

The Merger will be accounted for using the purchase method of accounting for financial reporting purposes, See Note 4. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity. Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation will be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

The holders of the Company’s Series A Senior Participating Redeemable Convertible Preferred Stock (the “Preferred Stock”), discussed in Note 5, had agreed that, upon consummation of the Merger, the Preferred Stock and related warrants would be transferred to enherent in exchange for an aggregate of 8,500,000 shares of common stock and subordinated secured notes with an aggregate principal amount of $1,600,000. With the completion of the Merger on April 1, 2005, this transfer and exchange occurred. See Note 4.

2.	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of enherent and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

enherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. That Statement, however, permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Pursuant to an amendment to SFAS No. 123(R) adopted by the SEC in April 2005, public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The impact of the adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted Statement No. 123(R) in prior periods, however, the impact of that Statement would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock based compensation accounting policy included in Note 5 below.

4.	Merger with Dynax Solutions, Inc.

On October 12, 2004, enherent had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Dynax to combine in a stock-for-stock exchange. The Merger was completed on April 1, 2005. Following the Merger, the former stockholders of Dynax own approximately 50% of the common stock of enherent on a fully diluted basis. enherent Corp. was the surviving legal entity.

The Merger will be accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity based on the criteria of Financial Accounting Standard Board (“FASB”) Financial Accounting Standards No. 141, Accounting for Business Combinations (“FAS141”). Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax has been identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Dynax). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Dynax) and enherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

comparative statements of the surviving corporation will be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

5.	Stock-Based Compensation

enherent accounts for employee stock compensation and stock options using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). enherent accounts for stock option grants to outside directors for services as directors under APB No. 25 and FASB Interpretation No. 44 and, accordingly, recognizes compensation expense only if the fair value of the underlying common stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), enherent continues to account for stock-based compensation in accordance with APB No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if enherent had applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net loss available to common stockholders as reported	$(775)	$(348)
Total stock option expense determined under fair value base method	(20)	(25)

Pro forma net loss	$(795)	$(373)

Net loss per common share as reported:
Basic and diluted	$(.04)	$(.02)

Net loss per common share pro forma:
Basic and diluted	$(.04)	$(.02)

enherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if enherent had accounted for its employees’ stock options under the fair value method provided by SFAS No. 123. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for vested and non-vested options:

	March 31,
Assumption	2005	2004

Risk-free interest rate	3.50%	2.00%
Dividend yield	0%	0%
Volatility factor of the expected market price of enherent common stock	1.97	1.340
Average life years	5	5

6.	Series A Senior Participating Redeemable Convertible Preferred Stock

The 4,250,000 outstanding shares of Preferred Stock are being accreted to their liquidation value of $4,250,000. In the three-month periods ending March 31, 2005 and 2004, accretion of approximately $105,000 and $154,000 respectively, was recognized.

The holders of the Preferred Stock had agreed, upon consummation of the Merger with Dynax described in Note 3, to convert or transfer back to enherent all of the shares of outstanding Preferred Stock and cancel all warrants to purchase shares of enherent common stock issued to such holders in connection with the Preferred Stock in exchange for 8,500,000 shares of enherent common stock and subordinated secured notes in the aggregate principal amount of $1,600,000. This transfer and exchange became effective on April 1, 2005, with the consummation of the Merger.

7.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004
Numerator:
Net loss available to common stockholders – Basic and diluted	$(775)	$(348)

Denominator:
Weighted average of shares outstanding – Basic and diluted	18,449	17,699

Basic and diluted net loss per share	$(.04)	$(.02)

enherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the three months ended March 31, 2005 and 2004, enherent has excluded the impact of its Preferred Stock and related warrants and stock options outstanding under enherent’s stock option plan because the effect would be anti-dilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merger with Dynax

On October 12, 2004, enherent Corp. (“enherent” or the “Company”) had entered into a definitive merger agreement with Dynax Solutions, Inc. (“Dynax”) to combine in a stock-for-stock exchange (the “Merger”). The Merger was completed on April 1, 2005. Following the Merger, the former stockholders of Dynax own approximately 50% of the common stock of enherent on a fully diluted basis. enherent was the surviving legal entity.

The Merger will be accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity based on the criteria of Financial Accounting Standard Board (“FASB”) Financial Accounting Standards No. 141, Accounting for Business Combinations (“FAS141”). Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax has been identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Dynax). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation will be those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation will be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

Critical Accounting Policies

Use of Estimates

As described in Note 1, the condensed consolidated financial statements presented elsewhere in this report have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Item 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues are primarily derived from consultants on engagements with clients for a period of time. The revenues from these time and materials contracts are recognized during the period in which the related services are provided. Revenue may also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized when the candidate has substantially satisfied any guarantee period. Such guarantee periods range from 30 to 90 days. In the three-month period ending March 31, 2005, enherent recognized approximately $43,000 in revenue from permanent placements. In the comparable period of 2004 there was no revenue from permanent placements.

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

Fixed Assets

Fixed assets are stated at cost and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. enherent evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value. No impairment charges have been recognized in any of the periods presented herein.

Results of Operations

Revenues. Revenue of $3.7 million during the three-month period ended March 31, 2005 was $0.8 million higher then the $2.9 million in revenue for the 2004 period. Revenues have continued to improve on a quarter-to-quarter comparative basis since the first quarter of 2004. The quarter-to-quarter improvement reflects net increases in billable consulting hours and management expects billable consulting hours to continue to increase on a net basis in the near term.

Cost of Revenues. Cost of revenues was $2.8 million for the three-month period ended March 31, 2005, an increase of $0.6 million over the $2.2 million incurred in the three-month period ended March 31, 2004. While cost of revenues for the current three-month period has increased compared to the comparable prior year’s three-month period, as a percentage of revenues such costs have decreased slightly. Cost of revenues as a percentage of revenues decreased from 74.9% for the three-month period ended March 31, 2004 to 74.2% for the three-month period ended March 31, 2005.

Gross Profit. Gross profit as a percentage of revenues for the three-month period ended March 31, 2005 was 25.8% versus 25.1% in the comparable prior year period. The increase in gross profit as a percentage of revenues for the three-month period ended March 31, 2005 versus the comparable period of 2004 reflects primarily a $43,000 increase in permanent placement revenues, which carry higher margins, for the quarter.

Selling, General & Administrative (“SG&A”) Expenses. SG&A expenses increased approximately $0.7 million, or 76.2% to $1.6 million in the three-month period ended March 31, 2005 from $0.9 million for the comparable period in 2004. SG&A expenses as a percentage of revenue were 43.7% for the three-month period ended March 31, 2005, compared to 31.8% for the three-month period ended March 31, 2004.

SG&A expenses for the three-month period ending March 31, 2005 included approximately $605,000 in expenses and one-time charges related to the Merger between enherent and Dynax. Because Dynax is the acquirer for accounting purposes, the merger related expenses incurred by enherent are expensed.

Loss from Operations. The Company’s loss from operations for the three months ended March 31, 2005 was $669,000, an increase of approximately $475,000 from the $194,000 operating loss for the three-months ended March 31, 2004. The increase in loss from operations resulted primarily from the increased SG&A expense in the first quarter of 2005.

Accretion of Preferred Stock. Accretion of Preferred Stock of approximately $105,000 and $154,000, respectively, was recognized in the three-month periods ended March 31, 2005 and 2004. The decrease reflects primarily the purchase and retirement of 2,750,000 shares of preferred stock in the second quarter of 2004.

Liquidity and Capital Resources

Working Capital. enherent’s working capital was approximately $1.3 million at March 31, 2005 compared to $1.9 million at December 31, 2004. Cash and cash equivalents were $0.9 million at March 31, 2005 compared to $1.4 million at December 31, 2004. The primary use of cash during the three-month period ended March 31, 2005 was to pay costs related to the Merger of approximately $0.2 million and to fund operating activities and finance working capital related to the growth of the business of approximately $0.4 million. enherent’s accounts receivable were $2.7 million at March 31, 2005 and $2.0 million at December 31, 2004. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 65 days at March 31, 2005 and 51 days at December 31, 2004. The increase in DSO was primarily the result of delays in collection that the Company experienced in the first few billings cycles with a new customer that has longer payment terms. In addition, the Company was required to modify its billing processes to align with changes at another large customer account.

enherent anticipates that its primary uses of cash in the near term will be to fund enherent’s operations and complete the Merger with Dynax. As of March 31, 2005, enherent’s obligations under non-cancelable operating leases totaled $30,000. In April 2005, enherent entered into an amendment to its lease whereby it has reduced the square footage occupied and extended the term for three years starting May 1, 2005. Rent due over the lease term is approximately $326,000. As a result of enherent’s repurchase of shares of its Preferred Stock in 2004 the Company is obligated to make principal and interest payments on a three year $150,000 promissory note. Annual principal payments of $50,000 are due commencing on April 15, 2005.

Post-Merger Financing. The holders of the Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and subordinated, secured notes in the aggregate principal amount of $1,600,000.

On April 1, 2005, following the consummation of the Merger, the Company entered into an Amended and Restated Credit Agreement, dated April 1, 2005, among the Company and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended

Credit Agreement with Ableco provided the Company with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the Merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan A and the Term Loan B previously maintained by Dynax, and assumed by enherent in the Merger. The credit facility and the Term Loan A are secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B is secured by a subordinated lien on all tangible and intangible assets of the Company.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% a year, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of April 1, 2005, the balance outstanding under the revolving credit facility was $2,418,507.91. The Term Loan A is payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, to September 30, 2005. As of April 1, 2005, the balance outstanding was $150,102.98. The Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, of principal together with annual interest at a rate of 3%, to April 1, 2010. As of April 1, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $250,000 if the outstanding principal of the Term Loan B less such $250,000 reduction has been repaid in full on or before April 1, 2006. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.

The Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The credit facility, including the Term Loan A, is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the credit facility and the Term Loan A.

Forward-looking and Cautionary Statements

This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include information about possible or assumed future results of enherent’s operations. Statements made in this SEC filing that are qualified with words such as “would,” “believes,” “expects,” “anticipates” or similar expressions are forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; (v) the Company’s ability to successfully integrate the business acquired in the Merger with Dynax; and (vi) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For the period ended March 31, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2005. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish its objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, various claims are made against enherent. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of enherent.

Item 4. Submission of Matters to a Vote of Security Holders.

Information concerning the Special Stockholders Meeting held on April 1, 2005 is contained in Item 8.01 of the Company’s Current Report on Form 8-K filed on April 6, 2005 and is incorporated herein by reference.

Item 5. Other Information.

Ernst & Young LLP, by letter dated May 10, 2005, confirmed its resignation as the principal accountant to audit the Company’s financial statements effective on May 10, 2005 following completion of the review of the Company’s unaudited financial statements for the quarter ended March 31, 2005.

The reports of Ernst & Young LLP on the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The change in accountants was initiated by mutual agreement of Ernst & Young LLP and the Company’s Audit Committee, and was approved by the Company’s Audit Committee and Board of Directors.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 and the subsequent unaudited interim period ending March 31, 2005 through the effective date of Ernst & Young LLP’s resignation, May 10, 2005, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its reports.

During the fiscal years ended December 31, 2004 and December 31, 2003 and the subsequent unaudited interim period ending March 31, 2005 through the effective date of Ernst & Young LLP’s resignation, May 10, 2005, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company’s Board of Directors, upon recommendation from its Audit Committee approved engaging Cornick, Garber & Sandler, LLP as the Company’s auditor effective as of May 10, 2005. During the fiscal years ended December 31, 2004 and December 31, 2003 and the subsequent interim period ended March 31, 2005 and through May 10, 2005, the date of resignation of Ernst & Young LLP, prior to engaging Cornick, Garber & Sandler, LLP, neither the Company nor anyone on the Company’s behalf consulted with Cornick, Garber & Sandler, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by Cornick, Garber & Sandler, LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

Cornick, Garber & Sandler, LLP was, until the completion of the Merger on April 1, 2005, the auditor for Dynax, and as such, advised Dynax in connection with the Merger, including advising Dynax, that, in a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity and that financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. Cornick, Garber & Sandler, LLP also advised Dynax that the historical financial statements of the surviving corporation would be those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation would be those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

The Company provided each of Ernst & Young LLP and Cornick, Garber & Sandler, LLP with a copy of this disclosure. A letter from Ernst & Young LLP is attached as Exhibit 16 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

     See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE May 12, 2005	By	/s/ PAMELA FREDETTE

Pamela Fredette
Chairman, Chief Executive Officer and President

DATE May 12, 2005	By	/s/ JAMES C. MINERLY

James C. Minerly
Principal Financial and Accounting Officer

S-1

Exhibit Index:

Exhibit
No.	Description of Exhibits
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1of the Company’s Annual Report on Form 10-K filed March 30, 2004).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Form of Certificate of Designations (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.4	Form of Warrant (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed April 14, 2000).

4.5	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

10.1	Employment Agreement dated December 1, 2003, between James C. Minerly and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

E-1

Exhibit
No.	Description of Exhibits
10.2	Employment Agreement dated February 16, 2004, between Douglas A. Catalano and the Company with Exhibit A and Amendment (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

10.3	Form of Employment Agreement between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.3 of the Company’s Form S-4/A filed December 22, 2004).

10.4	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.5	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.6	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.7	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.8	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.9	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

10.10	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.11	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed November 15, 2004).

10.12	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.13	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.14	Consulting Agreement dated April 1, 2005 between Douglas A. Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 6, 2005).

E-2

Exhibit
No.	Description of Exhibits
10.15	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

16.1	Letter from Ernst & Young LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

E-3