Form 10-Q
period 2005-06-30
ENHERENT CORP
filed 2005-08-12
CIK 1045560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of July 31, 2005

Common stock, par value $.001	50,485,717

enherent Corp. and Subsidiaries

i

Item 1. Financial Statements
ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$381,715	$28,647
Accounts receivable	5,500,740	3,033,280
Prepaid and refundable taxes	59,318	9,733
Prepaid expenses and other current assets	217,402	113,012

Total current assets	6,159,175	3,184,672

Furniture, equipment and improvements, at cost, less accumulated depreciation	208,206	285,725

Goodwill and other intangibles	4,755,937	383,049
Deferred financing costs	124,556	—
Other assets	56,600	—

T O T A L	$11,304,474	$3,853,446

LIABILITIES
Current liabilities:
Revolving credit facility	$3,689,136	$2,596,549
Current portion of long-term debt	391,863	576,336
Accounts payable and accrued expenses	3,037,635	2,042,811
Deferred revenue	296,874	99,252
Accrued compensation and benefits	1,030,687	222,639

Total current liabilities	8,446,195	5,537,587

Long-term liabilities:
Long-term debt, net of current portion above	3,893,187	2,203,715
Noncurrent rent payable	35,094	43,215

Total long-term liabilities	3,928,281	2,246,930

Total liabilities	12,374,476	7,784,517

Commitments and contingencies
Series A senior participating redeemable convertible preferred stock, $.001 par value; authorized - 10,000,000 shares, issued and outstanding	—	—

CAPITAL DEFICIENCY
Common stock, $.001 par value, authorized - 100,000,000 shares in 2005 and 20,000,000 shares in 2004 issued and outstanding - 50,465,717 shares in 2005 and 5,908,259 shares in 2004	50,466	5,908
Additional paid-in capital	27,035,899	23,348,657
Accumulated deficit	(28,156,367)	(27,285,636)

Total capital deficiency	(1,070,002)	(3,931,071)

T O T A L	$11,304,474	$3,853,446

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Service revenue	$6,840,108	$3,665,987	$9,927,470	$7,072,191
Equipment and software revenue	668,586	344,113	1,356,909	2,187,585 *

Total revenues	7,508,694	4,010,100	11,284,379	9,259,776

Cost of revenues:
Cost of services	5,156,860	2,562,974	7,533,734	5,221,933
Cost of equipment and software	492,308	271,455	1,002,717	1,837,603 *

Cost of revenues	5,649,168	2,834,429	8,536,451	7,059,536

Gross profit	1,859,526	1,175,671	2,747,928	2,200,240

Operating expenses:
Selling, general and administrative	1,646,462	975,094	2,596,923	2,022,221
Non-recurring merger related expenses	238,708	—	573,227	—
Depreciation and amortization expense	91,556	70,547	156,886	135,727

Total operating expenses	1,976,726	1,045,641	3,327,036	2,157,948

Operating income (loss)	(117,200)	130,030	(579,108)	42,292

Interest expense	(164,019)	(113,208)	(282,064)	(235,320)

Income (loss) before income taxes	(281,219)	16,822	(861,172)	(193,028)

Provision for income taxes	(1,909)	(4,650)	(9,559)	(4,650)

NET INCOME (LOSS)	$(283,128)	$12,172	$(870,731)	$(197,678)

Basic net income (loss) per share	$(.01)	$—	$(.03)	$(.01)

Number of shares used in computing basic net income (loss) per share	50,319,050	20,745,541	25,232,859	20,745,541

Diluted net income (loss) per share	$(.01)	$—	$(.03)	$(.01)

Number of shares used in computing diluted net income (loss) per share	50,319,050	22,047,080	25,232,859	20,745,541

*	Certain amounts for the three and six months ended June 30, 2004 have been restated to conform with the current year presentation.
The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(870,731)	$(197,678)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Bad debt expense	(33,108)	—
Depreciation and amortization	156,886	135,727
Deferred rent	(8,121)	(6,196)
Deferred revenue	197,622	93,047
Changes in assets and liabilities:
Accounts receivable	81,885	382,040
Prepaid expenses and other current assets	28,494	(30,424)
Prepaid and refundable taxes	(49,584)	(6,618)
Other assets	(6,600)	—
Accounts payable, accrued expense and accrued compensation and benefits	(373,906)	(90,445)

Net cash provided by (used for) operating activities	(877,163)	279,453

Cash flows from investing activities:
Cash balance of merged entity	892,309	—
Purchase of furniture, fixtures, equipment and improvements	(31,948)	(3,240)
Payments of direct merger costs	(345,760)	—

Net cash provided by (used for) investing activities	514,601	(3,240)

Cash flows from financing activities:
Payments of deferred financing costs	(132,956)	—
Net proceeds (repayments) under revolving loan	1,093,274	(300,535)
Principal repayments on term loan	(150,000)	(150,000)
Principal payment on capital lease obligations	(25,158)	(29,145)
Repayment of other notes payable	(69,530)	(56,472)

Net cash provided by (used for) financing activities	715,630	(536,152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	353,068	(259,939)

Cash and cash equivalents – January 1,	28,647	875,536

CASH AND CASH EQUIVALENTS – June 30,	$381,715	$615,598

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$254,353	$225,262

Income taxes	$1,909	$4,435

Noncash investing and financing transactions:
Equipment acquired under capital leases	$—	$30,252

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated balance sheet as of that date. The statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Form 8-K/A dated June 13, 2005 of enherent Corp. (“enherent or Company”).

As further described in Note 3, on April 1, 2005, enherent completed the Merger (the “Merger”) with Dynax Solutions, Inc. (“Dynax”). The Merger was completed upon the majority approval of shareholders in separate shareholder meetings as required by the Agreement and Plan of Merger, executed on October 12, 2004, as amended. As a result of the Merger, each outstanding share of Dynax stock was converted into 3.8359 shares of enherent common stock.

The Merger was accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity. While enherent was the legal acquirer in the Merger, Dynax was deemed the accounting acquirer. Accordingly, the historical financial statements presented for periods prior to the Merger are those of Dynax. The operations of the former enherent business have been included in the financial statements for the period subsequent to April 1, 2005, the date of the Merger.

enherent and Dynax each historically operated in a single business segment. Subsequent to the Merger, enherent’s management reviewed its business operations and has determined that the Company continues to operate in a single business segment.

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:
Net income (loss)	(283,128)	$12,172	$(870,731)	$(197,678)

Denominator:
Weighted average of shares outstanding
Basic	50,319,050	20,745,541	25,232,859	20,745,541
Diluted	50,319,050	22,047,080	25,232,859	20,745,541
Basic income (loss) per share	$(.01)	$—	$(.03)	$(.01)
Diluted income (loss) per share	$(.01)	$—	$(.03)	$(.01)
The weighted average outstanding shares of Dynax prior to the Merger are based on its outstanding shares and dilutive stock options after giving effect to the exchange ratio of 3.8359 shares of enherent issued for each share of Dynax in the Merger.

3.	Merger with Dynax Solutions, Inc.:

On October 12, 2004, enherent entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Dynax to combine in a stock-for-stock exchange. The Merger Agreement was subsequently amended as of November 4, 2004. The Merger was completed on April 1, 2005. Following the Merger, the former stockholders of Dynax own approximately 50% of the common stock of enherent on a fully diluted basis. enherent was the surviving legal entity.

The Merger was accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity based on the criteria of Financial Accounting Standard Board (“FASB”) Financial Accounting Standards No. 141, Accounting for Business Combinations (“FAS141”). Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes Dynax was identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective time of the acquisition are recorded at their respective fair values and added to those of the acquiring company (Dynax). Financial statements issued after the consummation of an acquisition accounted for as a purchase would reflect such values and not be restated retroactively to reflect the historical financial position or results of operations of the acquired company. The historical financial statements of the surviving corporation are those of the accounting acquirer (Dynax) and comparative statements of the surviving corporation are those of the accounting acquirer (Dynax) rather than the legal acquirer (enherent).

enherent has followed the guidance of SFAS No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, not be amortized for financial accounting purposes. enherent has recognized goodwill and other intangibles of $4,780,937 in connection with this Merger.

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of Dynax and enherent business as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Dynax for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of enherent’s future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Historical	Pro forma	Pro forma	Pro forma
	2005	2004	2005	2004
Service revenue	$6,840,108	$6,817,247	$13,656,292	$13,135,638
Equipment and software revenue	668,586	344,113	1,356,909	2,187,585
Total revenues	7,508,694	7,161,360	15,013,201	15,323,223

Net income loss	$(283,128)	$(232,151)	$(1,586,681)	$(1,539,097)
Net (loss) per share – fully diluted	$(.01)	$(.01)	$(.04)	$(.02)

Upon consummation of the Merger, the enherent Preferred Stockholders converted all preferred shares and canceled all outstanding warrants in exchange for 8,500,000 shares of common stock and subordinated secured notes in the aggregate principal amount of $1,600,000. The above pro forma amounts give effect to the elimination of the preferred shares and the inclusion of the interest on the $1,600,000 subordinated secured notes.

4.	Stock-Based Compensation:

enherent accounts for stock options using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if enherent had applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income (loss) available to common stockholders as reported	$(283,128)	$12,172	$(870,731)	$(197,678)
Total stock option expense determined under fair value base method	$34,000	$52,000	$42,000	$104,000
Pro forma net income (loss)	$(317,128)	$(39,828)	$(912,731)	$(301,678)
Net income (loss) per common share as reported:
Basic	$(.01)	$—	$(.03)	$(.01)
Diluted	$(.01)	$—	$(.03)	$(.01)
Net income (loss) per common share pro forma:
Basic	$(.01)	$—	$(.03)	$(.01)
Diluted	$(.01)	$—	$(.03)	$(.01)
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

	June 30
Assumption	2005	2004
Risk-free interest rate (approximately)	5%	4%
Dividend yield	0%	0%
Volatility factor of the expected market price of enherent’s Common Stock (average)	147%	222%
Average life years	10	10

5.	Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. That Statement, however, permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Pursuant to an amendment to SFAS No. 123(R) adopted by the SEC in April 2005, public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005 (i.e., year ending December 31, 2006 for the Company). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had enherent adopted SFAS No. 123(R) in prior periods, however, the impact of that Statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock based compensation accounting policy included in Note 4 above.

6.	Contingencies:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto included in the Form 8-K/A dated June 17, 2005.
Overview
General
enherent is an information technology services firm with a primary focus of providing clients with: (a) individual staffing and consultative resources on a temporary basis; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. Our temporary staffing services allow clients to use enherent consultants to address resource demands. Our solutions services offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value. enherent’s core competencies are project management, business requirements definition, technical application, data architecture, system design, application code development, test strategy, planning, execution and deployment.
enherent is an IBM premier business partner. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of the IBM products. enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions. enherent purchases equipment products for resale from Agylysis, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs.
enherent’s client base is concentrated in Connecticut, New York, New Jersey, Washington, D.C., and North Carolina. enherent is headquartered in New York City with executive offices at 192 Lexington Avenue.
Basis of Discussion/Merger:
On October 12, 2004, enherent entered into the Merger Agreement with Dynax to combine in a stock-for-stock exchange. The Merger Agreement was amended as of November 4, 2004. The Merger was completed on April 1, 2005. Following the Merger, the former stockholders of Dynax own approximately 50% of the common stock of enherent on a fully diluted basis. In the Merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial statements presented for periods prior to the Merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements from the date of Merger.
Management’s discussion and analysis addresses enherent’s historical results of operations and financial condition as shown in its consolidated financial statements for the three months ended and six months ended June 30, 2005 and 2004. Consistent with the accounting treatment applied to the Merger, the historical financial statements of enherent presented in this Form 10-Q for periods prior to the Merger date are the statements of Dynax. Therefore, the consolidated historical financial statements included in this Form 10-Q differ from the consolidated historical financial statements of enherent as previously reported. The operations of the former enherent business have been included in the financial statements from the date of the Merger.

Critical Accounting Policies:
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
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns of software and equipment and other allowances. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:
Consulting Services:
The terms of service contracts generally are for periods of less than one year. Revenue from time and material service contracts is recognized as the services are provided. Revenue from services requiring the delivery of unique products and/or services is recognized using the percentage-of-completion (POC) method of accounting. In using the POC method, the Company records revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue from service maintenance is recognized over the contractual period or as the service is performed.
In some of the Company’s services contracts, the Company bills the customer prior to performing the service. This situation gives rise to deferred income. In other services contracts, the Company performs services prior to billing the customer. This situation gives rise to unbilled accounts receivable, which are included in accounts receivable in the consolidated balance sheet. In these circumstances, billing usually occurs shortly after the Company performs the services. Unbilled accounts receivable are expected to be both billed and collected within six months.
Service revenue may also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized based upon management’s assessment of the fees incurred relative to the guarantee period provided to our clients. Such guarantee periods range from 30 to 90 days. The Company recognized revenues from permanent placements of approximately $17,000 and $26,000 for the three months ended June 30, 2005 and 2004, respectively. In the first quarter of 2005 and 2004, there were no permanent placements.
Software:
Revenue from the sale of one-time charge licensed software is recognized at the inception of the license term. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered.
Equipment:
Revenue from the sale of equipment is recognized when the product is shipped to the customer and there are no unfulfilled Company obligations that affect the customer’s final acceptance of the equipment.

Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable balance is reported net of estimated allowances for balances not expected to be collectible. The Company regularly evaluates the collectability of amounts owed to it based on the ability of the debtor to make payment. In the event the Company’s evaluation indicates that a customer will be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss. The Company periodically reviews the requirements, and adequacy of the reserve, for doubtful accounts.
Fixed Assets
Fixed assets are stated at cost, and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in any of the periods presented herein.
Goodwill and Other Intangible Assets
In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. It must, however, be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002.
In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
Results of Operations:
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Service Revenues:
Services revenue increased 40.4% to $9.9 million for the six months ended June 30, 2005 from $7.1 million for the six months ended June 30, 2004. The increase was attributable primarily to the additional revenues generated from the Merger. Additionally, the unaudited combined pro-forma results set forth in Note 3 are presented under the assumption that the Merger occurred as of the first day of each six month period, reflect a 4% increase in service revenues for the six months ended June 30, 2005 compared to the same period in 2004. The 4% increase was attributable to a higher volume of services provided to customers. The Company believes this trend is due to improvement in the overall United States economy, which has led to selective spending by information technology service purchasers, combined with an improved sales and recruiting focus.
Gross profit from services revenue increased 29.4% to $2.4 million for the six months ended June 30, 2005 from $1.9 million for the six months ended June 30, 2004. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.
Gross profit as a percentage of service revenues decreased 2.1% to 24.1% for the six months ended June 30, 2005 from 26.2% for the six months ended June 30, 2004. The decrease in gross profit percentage was attributable primarily to the completion of certain projects in the prior year which yielded a higher gross profit percentage than the Company’s current business.

Equipment and Software Revenues:
Prior to the Merger, enherent did not have equipment and software revenues. The following table shows the components of equipment and software revenues and gross profit for the periods reported:

For the six months ended	Revenue	Gross Profit	Gross Profit
June 30, 2005
Hardware and Software Sales	$1,184,804	$182,087	15.3%
Rebates, bonuses and incentives	95,878	95,878	100%
Commissions from leases	76,227	76,227	100%
Total	$1,356,909	$354,192	26.1%

For the six months ended	Revenue	Gross Profit	Gross Profit
June 30, 2004
Hardware and Software Sales	$1,954,460	$116,857	6.0%
Rebates, bonuses and incentives	69,511	69,511	100%
Commissions from leases	163,614	163,614	100%
Total	$2,187,585	$349,982	16.0%
Equipment and software revenue decreased 38% to $1.4 million for the six months ended June 30, 2005 from $2.2 million for the six months ended June 30, 2004. The decrease in equipment and software revenue was attributable primarily to the Company closing one large equipment transaction of $1.2 million during the first quarter of 2004.
The Company has reviewed certain equipment sales transactions previously considered as commission revenue and determined that one transaction should be recorded on a gross basis. Accordingly, the previously reported equipment revenue and cost of equipment revenue for the three and six month periods ended June 30, 2004 have been increased by approximately $1.2 million, respectively.
Gross profit from equipment and software revenue were at the same level of approximately $354,000 and $350,000 for the six month periods ended June 30, 2005 and 2004, respectively. The $1.2 million equipment transaction in the first quarter of 2004 had a nominal impact on gross profit for that period.
Gross profit as a percentage of revenue depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance their purchase, the Company recognizes only the net commission revenue versus the gross revenue.
Gross profit as a percentage of equipment and software revenue increased to 26.1% for the six months ended June 30, 2005 from 16.0 % for the six months ended June 30, 2004. While the Company had a larger number of equipment and software sales transactions in the first half of 2005 that were at a lower average sales price, these transactions were at higher margins. As a result, the Company’s gross profit percentage on equipment and software sales increased over the prior year period.
Operating Expenses:
Operating expenses increased 56.8% to $3.2 million for the six months ended June 30, 2005 from $2.0 million for the six months ended June 30, 2004. The increase was due to one-time charges related to the Merger of $574,000, including payroll and professional fees of $94,000, employee severance payments of $230,000, and a change in control compensation charge of $250,000 relating to compensation payable to the chief executive officer. The balance of the increase was due to additional selling, general and administrative payroll costs of $360,000 and additional operating costs of $216,000 incurred as a result of the Merger.

Interest Expense:
Interest expense increased 19.9% to $282,000 for the six months ended June 30, 2005 from $235,000 for the six months ended June 30, 2004. The increase was due primarily to the increase in the revolving line of credit and assumption of long term debt obligations as a result of the Merger.
Provision for Income Taxes:
Provision for income taxes relates primarily to revenue-based state taxes not impacted by net operating losses.
Net Income (Loss):
Net loss increased to $871,000 for the six months ended June 30, 2005 from $198,000 for the six months ended June 30, 2004. The net loss increase was due primarily to one-time charges related to the Merger of $574,000, including non-recurring payroll and professional fees, employee severance payments and the change in control compensation charge.
Loss Per Share:
Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the Merger date) for the six month period ended June 30, 2004, and the weighted average number of Company shares outstanding both before and after the Merger date for the six month period ended June 30, 2005. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Service Revenues:
Service revenue increased 86.7% to $6.8 million for the three months ended June 30, 2005 from $3.7 million for the three months ended June 30, 2004. The increase was attributable to the additional revenue generated from the Merger. Additionally, the unaudited combined pro forma results set forth in Note 3 are presented under the assumption that the Merger had occurred as of the first day of each three month period, reflect a 0.7% increase in comparing the service revenues for the three month ended June 30, 2005 to 2004.
Gross profit from service revenue increased 52.9% to $1.7 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 2004. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.
Gross profit as a percentage of service revenue decreased 5.5% to 24.6% for the three months ended June 30, 2005 from 30.1% for the three months ended June 30, 2004. The decrease in gross profit percentage was attributable primarily to the completion of certain projects in the prior year which yielded a higher gross profit percentage than the Company’s current business.

Equipment and Software Revenues:
The following table shows the components of the equipment and software revenues and gross profit for the periods reported:

For the three months ended	Revenue	Gross Profit	Gross Profit
June 30, 2005
Hardware and Software Sales	$598,185	$105,877	17.7%
Rebates, bonuses and incentives	5,019	5,019	100%
Commissions from leases	65,382	65,382	100%
Total	$668,586	$176,278	26.4%

For the three months ended	Revenue	Gross Profit	Gross Profit
June 30, 2004
Hardware and Software Sales	$329,468	$58,013	17.6%
Rebates, bonuses and incentives	8,703	8,703	100%
Commissions from leases	5.942	5,942	100%
Total	$344,113	$72,658	21.1%
Equipment and software revenue increased 94.3% to $669,000 for the three months ended June 30, 2005 from $344,000 for the three months ended June 30, 2004. The increase in equipment revenue was attributable primarily to a larger number of transactions closed in the three months ended June 30, 2005 compared to the same period in 2004.
Gross profit from equipment and software increased 142.6% to $176,000 for the three months ended June 30, 2005 from $73,000 for the three months ended June 30, 2004. The increase in gross profit was attributable primarily to the larger number of transactions closed in the comparison of the three months ended June 30, 2005 compared to the same period in 2004.
Gross profit as a percentage of revenue depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance their purchase, the Company recognizes only the net commission revenue versus the gross revenue.
Gross profit as a percentage of equipment and software revenues increased to 26.4% for the three months ended June 30, 2005 from 21.1% for the three months ended June 30, 2004. The increase in gross profit as a percentage of revenue was attributable to a larger number of clients utilizing third-party leasing arrangements to finance their purchases due to favorable interest rates.
Operating Expenses:
Operating expenses increased 93.3% to $1.9 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. The increase was due to one-time charges related to the Merger of $239,000, including payroll and professional fees of $94,000 and employee severance payments of $145,000. The balance of the increase was due to additional selling, general and administrative payroll costs of $360,000 and other operating costs of $216,000 incurred as a result of the Merger.
Interest Expense:
Interest expense increased 53.3% to $164,000 for the three months ended June 30, 2005 from $107,000 for the three months ended June 30, 2004. The increase was due primarily to the increase in the revolving line of credit and assumption of long-term debt obligations as a result of the Merger.

Provision for Income Taxes:
Since the Company had a net loss in the three months ended June 30, 2005, the provision for income taxes related primarily to revenue-based state taxes not impacted by net operating losses.
Net Income (Loss):
Net loss was $283,000 for the three months ended June 30, 2005 versus net income of $12,000 for the three months ended June 30, 2004. The net loss increase was due primarily to one-time charges related to the Merger of $239,000, including non-recurring payroll and professional fees, as well as severance payments.
Net Income (Loss) per share:
The net income per share data for the three months ended June 30, 2004 is based on the outstanding shares of Dynax for that period (basic) plus its outstanding dilutive stock options (fully diluted), in each case adjusted for the 3.8359 exchange ratio on the Merger date. The loss per share data (both basic and fully diluted) for the three months ended June 30, 2005 is based on the Company’s average outstanding shares subsequent to the April 1, 2005 date of Merger.
Liquidity and Capital Resources:
On April 1, 2005, following the consummation of the Merger, the Company entered into an Amended and Restated Credit Agreement, dated April 1, 2005, among the Company and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement with Ableco provided the Company with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the Merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan A and the Term Loan B, which were previously maintained by Dynax and were assumed by enherent in the Merger. The credit facility and the Term Loan A are secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B is secured by a subordinated lien on all tangible and intangible assets of the Company.
Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of June 30, 2005, the balance outstanding under the revolving credit facility was $3.7 million. The Term Loan A is payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, to September 30, 2005. As of June 30, 2005, the balance outstanding was $75,000. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of June 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $250,000 if the outstanding principal of the Term Loan B less such $250,000 reduction has been repaid in full on or before April 1, 2006. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.
The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,000), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $177,000 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note has a term of two years and quarterly principal payments in the amount of $23,000 shall be made over an eight quarter period.

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
The Company has three subordinated notes relating to prior Dynax acquisitions. As of June 30, 2005, the aggregate principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.
The Company has a note payable relating to the repurchase of enherent’s Preferred Stock in 2004. As a result, of the repurchase the Company is obligated to make principal and interest payments on a three-year $150,000 promissory note. Annual principal payments of $50,000 are due commencing April 15, 2005. As of June 30, 2005, the principal balance outstanding was $100,000.
The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 with no interest, through March 2008. As of June 30, 2005, the balance outstanding was $306,000.
As of June 30, 2005, the Company’s long-term obligations with maturities of less than one year totaling $4.1 million consist of the Ableco revolving asset based credit facility of $3.7 million, Ableco Term Loan A of $75,000, capital leases $ 46,000, compensation payable to the former chairman of $125,000, and subordinated notes in the aggregate amount of $144,000.
Cash and cash equivalents were $382,000 at June 30, 2005 compared to $28,000 at December 31, 2004.
The Company generated negative cash flow from operations of $877,000 during the six months ended June 30, 2005. The primary use of cash during the six months ended June 30, 2005, was due to the reduction in the Company’s trade accounts payable balances subsequent to the Merger. During the six months ended June 30, 2004, the Company generated positive cash flow from operation of $279,000.
Cash provided by investing activities for the six-month period ended June 30, 2005 was $514,000. The Company received cash proceeds from the Merger of $892,000, offset by payments of direct merger costs of $346,000 during the six months ended June 30, 2005. The balance of $32,000 was used primarily for computers and office equipment. During the six months ended June 30, 2004, cash used in investing activities was $3,000 for the six month period ended June 30, 2004.
Cash provided by financing activities for the six-months ended June 30, 2005 was $716,000 consisting of net proceeds from the revolving asset based credit facility of $1.1 million, offset by principal repayments of long term debt of $251,000 and deferred financing costs of $133,000. Cash used in financing activities during the six months ended June 30, 2004 was $536,000 consisting of net repayments from the revolving asset based credit facility of $300,000 and principal debt repayments of long term debt of $236,000.
The Company’s accounts receivable were $5.5 million at June 30, 2005 and $3.0 million at December 31, 2004. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 67 days as of June 30, 2005 and 60 days as of December 31, 2004. The increase in DSO was primarily the result of delays in collection that the Company experienced in the early billing cycles with a new customer that has longer payment terms. In addition, the Company experienced delays in collections relating to a modification in the billing processes at another larger customer account.
Inflation did not have a material impact on enherent’s revenue or loss from operations.

The Company’s working capital deficiency was $2.3 million and $2.4 million as of June 30, 2005 and December 31, 2004, respectively. In accordance with the provisions of Emerging Issues Task Force Issue 95-22 the $3.7 million and $2.6 million outstanding balances due under the revolving credit agreement with Ableco expiring in March 2008 were classified as current liabilities on the June 30, 2005 and December 31, 2004 balance sheets.
Off-Balance Sheet Arrangement:
The Company has not created, and is not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of its business that are not consolidated into our financial statements. The Company does not have any other arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Commercial Commitments:
The following table of contractual obligations sets forth the contractual obligations of enherent as of June 30, 2005:

	Payments due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	7,927,614	4,034,427	2,336,935	1,556,252	—

Capital Lease Obligations	46,572	46,572	—	—	—

Operating Lease Obligations	814,000	409,240	404,760	—	—

Total	8,788,186	4,490,239	2,741,695	1,556,252	—
Forward-looking and Cautionary Statements:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the period ended June 30, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2005. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
While the Company believes that its existing disclosure controls and procedures have been effective to accomplish its objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.
There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item. 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting of stockholders on June 2, 2005. Pamela Fredette was elected as a Class III director at the annual meeting with a term expiring in 2008.
Director Election Results.

Class III Director	Affirmative Votes	Withheld Votes
Pamela Fredette	27,724,068	143,509
Other directors whose terms continued after the annual meeting and their term expiration date:

Director	Class	Term
Thomas Minerva Faith Griffin Douglas Catalano Douglas Mellinger	I II II I	Expires 2007 Expires 2006 Expires 2006 Expires 2007
The only other matter voted upon by the Company’s stockholders at the 2005 annual meeting was a proposal to adopt the enherent Corp. 2005 Stock Option Plan. The proposal was adopted when holders of 19,410,682 shares voted for this proposal, holders of 172,023 shares voted against this proposal and holders of 67,267 shares abstained or did not vote with respect to this proposal.
Item. 5. Other Information.
On May 10, 2005, the Compensation Committee of the Company’s Board of Directors approved the Q2-4 2005 Management Incentive Compensation Plan (the “Bonus Plan”). Pursuant to the Bonus Plan, Roger DiPiano, David Green and Lori Stanley are eligible for performance- based bonuses based on whether the Company achieves the EBITDA targets set forth in the Bonus Plan. The foregoing description of the Bonus Plan is qualified in its entirety by reference to the text of the Bonus Plan, which is filed as Exhibit 10.15 hereto and incorporated herein by reference.
On May 10, 2005, the Compensation Committee of the Company’s Board of Directors approved a director compensation plan (the “Director Plan”) pursuant to which (i) directors of the Company will receive $1,000 per quarter for service on the Company’s Board of Directors, (ii) the chairman of the Audit Committee of the Company’s Board of Directors will receive $2,000 per year for service in that role, (iii) each other members of the Audit Committee of the Company’s Board of Directors will receive $500 per meeting of the Audit Committee, and (iv) each member of the Compensation Committee of the Company’s Board of Directors will receive $500 per meeting of the Compensation Committee.

Item 6. Exhibits.
(a) See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 12, 2005	BY	/s/ PAMELA A. FREDETTE

Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE August 12, 2005	BY	/s/ JAMES Liggett

James Liggett
Principal Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

Exhibit
Number	Description of Exhibit
10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.13	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.15	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (filed herewith).

10.16	Director Compensation Plan, adopted May 10, 2005 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-2