Form 10-Q
period 2005-09-30
ENHERENT CORP
filed 2005-11-14
CIK 1045560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☐ NO ☑
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of October 31, 2005

Common stock, par value $.001	50,341,451

enherent Corp. and Subsidiaries

ii

Part I. Financial Information
Item 1. Financial Statements
ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$316,887	$28,647
Accounts receivable	5,490,607	3,033,280
Prepaid and refundable taxes	72,465	9,733
Prepaid expenses and other current assets	176,618	113,012

Total current assets	6,056,577	3,184,672

Furniture, equipment and improvements, at cost, less accumulated depreciation	250,417	285,725

Goodwill and other intangibles	4,730,937	383,049
Deferred financing costs	133,306	—
Other assets	24,689	—

TOTAL	$11,195,926	$3,853,446

LIABILITIES
Current liabilities:
Revolving credit facility	$3,644,973	$2,596,549
Current portion of long-term debt	343,582	576,336
Accounts payable and accrued expenses	3,254,028	2,042,811
Deferred revenue	187,328	99,252
Accrued compensation and benefits	853,012	222,639

Total current liabilities	8,282,923	5,537,587

Long-term liabilities:
Long-term debt, net of current portion above	3,858,288	2,203,715
Noncurrent rent payable	33,210	43,215

Total long-term liabilities	3,891,498	2,246,930

Total liabilities	12,174,421	7,784,517

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized — 10,000,000 shares, issued — none	—	—
Common stock, $.001 par value, authorized — 100,000,000 shares in 2005 and 20,000,000 shares in 2004, issued and outstanding — 50,341,451 shares in 2005 and 5,908,259 shares in 2004	50,341	5,908
Additional paid-in capital	27,091,408	23,348,657
Unearned compensation on restricted stock	(45,121)	—
Accumulated deficit	(28,075,123)	(27,285,636)

Total capital deficiency	(978,495)	(3,931,071)

TOTAL	$11,195,926	$3,853,446

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Service revenue	$6,896,120	$3,769,305	$16,823,591	$10,841,496
Equipment and software revenue	730,890	674,091	2,087,799	2,861,676 *

Total revenues	7,627,010	4,443,396	18,911,390	13,703,172

Cost of revenues:
Cost of services	5,199,800	2,724,800	12,733,535	7,946,733
Cost of equipment and software	430,653	490,931	1,433,370	2,328,534 *

Cost of revenues	5,630,453	3,215,731	14,166,905	10,275,267

Gross profit	1,996,557	1,227,665	4,744,485	3,427,905

Operating expenses:
Selling, general and administrative	1,651,848	1,001,052	4,248,770	3,023,273
Non-recurring merger related expenses	—	—	573,227	—
Depreciation and amortization expense	86,857	64,179	243,744	199,906

Total operating expenses	1,738,705	1,065,231	5,065,741	3,223,179

Operating income (loss)	257,852	162,434	(321,256)	204,726

Interest expense	(176,832)	(111,586)	(458,896)	(346,906)

Income (loss) before income taxes	81,020	50,848	(780,152)	(142,180)

Provision for income taxes	(425)	(2,350)	(9,984)	(7,000)

NET INCOME (LOSS)	$80,595	$48,498	$(790,136)	$(149,180)

Basic net income (loss) per share	$—	$—	$(.02)	$(.01)

Number of shares used in computing basic net income (loss) per share	50,082,356	20,745,541	40,787,480	20,745,541

Diluted net income (loss) per share	$—	$—	$(.02)	$(.01)

Number of shares used in computing diluted net income (loss) per share	51,258,947	21,481,788	40,787,480	20,745,541

*	Certain amounts for the three and nine months ended September 30, 2004 have been restated to conform with the current year presentation.
The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net loss	$(790,136)	$(149,180)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Bad debt expense	50,150	45,600
Depreciation and amortization	243,744	199,906
Deferred compensation	10,413	—
Deferred rent	(10,005)	(14,294)
Changes in assets and liabilities:
Accounts receivable	8,759	51,496
Prepaid expenses and other current assets	69,279	18,503
Prepaid and refundable taxes	(62,732)	(12,803)
Other assets	25,311	—
Accounts payable, accrued expense and accrued compensation and benefits	(334,694)	(107,177)
Deferred revenue	88,076	(3,978)

Net cash provided by (used for) operating activities	(701,835)	28,073

Cash flows from investing activities:
Cash balance of merged entity	892,309	—
Purchase of furniture, fixtures, equipment and improvements	(69,781)	(10,845)
Payments of direct merger costs	(345,760)	(118,235)

Net cash provided by (used for) investing activities	476,768	(129,080)

Cash flows from financing activities:
Payments of deferred financing costs	(152,556)	—
Net proceeds (repayments) under revolving loan	1,048,424	(117,026)
Principal repayments on term loan	(225,000)	(225,000)
Principal payments on capital lease obligations	(39,948)	(34,747)
Repayment of other notes payable	(117,613)	(104,392)

Net cash provided by (used for) financing activities	513,307	(481,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	288,240	(582,172)

Cash and cash equivalents — January 1,	28,647	875,537

CASH AND CASH EQUIVALENTS — September 30,	$316,887	$293,365

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$402,242	$348,497

Income taxes	$15,057	$19,870

Noncash investing and financing transactions:
Equipment acquired under capital leases	$55,389	$35,414

Accumulated deferred acquisition cost	$—	$85,500

Deferred compensation, restricted stock grant	$10,413	$—

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated balance sheet of Dynax Solutions, Inc. (“Dynax”) as of that date (see below). The statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Form 8-K/A dated June 13, 2005 of enherent Corp. (“enherent” or “Company”).

As further described in Note 3, on April 1, 2005, enherent completed the Merger (the “Merger”) with Dynax. The Merger was completed upon the majority approval of shareholders in separate shareholder meetings as required by the Agreement and Plan of Merger, executed on October 12, 2004, as amended. As a result of the Merger, each outstanding share of Dynax stock was converted into 3.8359 shares of enherent common stock.

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

enherent and Dynax each historically operated in a single business segment. Subsequent to the Merger, enherent’s management reviewed its business operations and determined that the Company continues to operate in a single business segment.

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$80,595	$48,498	$(790,136)	$(149,180)

Denominator:
Weighted average of shares outstanding
Basic	50,082,356	20,745,541	40,787,480	20,745,541
Diluted	51,258,947	21,481,788	40,787,480	20,745,541
Basic income (loss) per share	$—	$—	$(.02)	$(.01)
Diluted income (loss) per share	$—	$—	$(.02)	$(.01)
The weighted average outstanding shares of the Company prior to the merger are based on the outstanding shares and dilutive stock options of Dynax after giving effect to the exchange ratio of 3.8359 shares of enherent issued for each share of Dynax in the Merger. Dilution is caused by issued and outstanding options.

3.	Merger with Dynax Solutions, Inc.:

On October 12, 2004, enherent entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Dynax to combine in a stock-for-stock exchange. The Merger Agreement was subsequently amended as of November 4, 2004. The Merger was completed on April 1, 2005. Immediately following the Merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. enherent was the surviving legal entity.

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

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Dynax and enherent businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of Dynax for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of enherent’s future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Historical	Pro forma	Pro forma	Pro forma
	2005	2004	2005	2004
Service revenue	$6,896,120	$7,025,305	$20,552,412	$20,160,933
Equipment and software revenue	730,890	674,091	2,087,799	2,861,676
Total revenues	7,627,010	7,699,396	22,640,211	23,022,609

Net income loss	$80,595	$(125,566)	$(1,506,086)	$(1,664,663)
Basic income (loss) per share	$—	$(.01)	$(.03)	$(.04)
Diluted income (loss) per share	$—	$(.01)	$(.03)	$(.04)
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

enherent accounts for stock options using the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes compensation expense only if the fair value of the underlying Common Stock exceeds the exercise price of the stock option on the date of grant or the “measurement date”, if otherwise. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to account for stock-based compensation in accordance with APB Opinion No. 25 and has elected the pro forma disclosure alternative of SFAS No. 123.

The following table illustrates the effect on net loss and loss per share if enherent had applied the fair value recognition provisions of SFAS 123 instead of APB Opinion No. 25’s intrinsic value method to account for stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders as reported	$80,595	$48,498	$(790,136)	$(149,180)
Total stock option expense determined under fair value base method	$32,000	$19,000	$77,000	$155,000
Pro forma net income (loss)	$48,595	$29,498	$(867,136)	$(304,180)
Net income (loss) per common share as reported:
Basic	$—	$—	$(.02)	$(.01)
Diluted	$—	$—	$(.02)	$(.01)
Net income (loss) per common share pro forma:
Basic	$—	$—	$(.02)	$(.01)
Diluted	$—	$—	$(.02)	$(.01)
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

	September 30,
Assumption	2005	2004
Risk-free interest rate (approximately)	5%	4%
Dividend yield	0%	0%
Volatility factor of the expected market price of enherent’s Common Stock (average)	118%	186%
Average life years	10	10

5.	Recent Accounting Pronouncements:

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
Basis of Discussion/Merger:
On October 12, 2004, enherent entered into the Merger Agreement with Dynax to combine in a stock-for-stock exchange. The Merger Agreement was amended as of November 4, 2004. The Merger was completed on April 1, 2005. Immediately following the Merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the Merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial statements presented for periods prior to the Merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements from the date of Merger.
Management’s discussion and analysis addresses enherent’s historical results of operations and financial condition as shown in its consolidated financial statements for the three months ended and nine months ended September 30, 2005 and 2004. Consistent with the accounting treatment applied to the Merger, the historical financial statements of enherent presented in this Form 10-Q for periods prior to the Merger date are the statements of Dynax. Therefore, the consolidated historical financial statements included in this Form 10-Q differ from the consolidated historical financial statements of enherent as previously reported. The operations of the former enherent business have been included in the financial statements from the date of the Merger.

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

Service revenue may also include fees earned on recruiting individuals for positions in client companies as full time employees (permanent placements). Revenues from permanent placements are recognized based upon management’s assessment of the fees incurred relative to the guarantee period provided to our clients. Such guarantee periods range from 30 to 90 days. The Company recognized revenues from permanent placements of approximately $16,000 and $18,000 for the three months ended September 30, 2005 and 2004, respectively. In the first quarter of 2005 and 2004, there were no permanent placements. In the second quarter of 2005 and 2004, the Company recognized revenues from permanent placements of approximately $17,000 and $26,000, respectively.

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
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable balance is reported net of estimated allowances for balances not expected to be collectible. The Company regularly evaluates the collectibility of amounts owed to it based on the ability of the debtor to make payment. In the event the Company’s evaluation indicates that a customer will be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss. The Company periodically reviews the requirements, and adequacy of the reserve, for doubtful accounts.
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
Results of Operations:
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Service Revenues:
Service revenue increased 55.2% to $16.8 million for the nine months ended September 30, 2005 from $10.8 million for the nine months ended September 30, 2004. The increase was attributable primarily to the additional revenues generated from the Merger. Additionally, the unaudited combined pro-forma results set forth in Note 3, which are presented under the assumption that the Merger occurred as of the first day of each nine month period, reflect a 1.9% increase in service revenue for the nine months ended September 30, 2005 compared to the same period in 2004. The 1.9% increase was attributable to a higher volume of services provided to customers.
Gross profit from service revenue increased 41.3% to $4.1 million for the nine months ended September 30, 2005 from $2.9 million for the nine months ended September 30, 2004. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.
Gross profit as a percentage of service revenues declined to 24.4% for the nine months ended September 30, 2005 from 26.7% for the nine months ended September 30, 2004. The decrease in gross profit percentage was attributable primarily to the completion of certain projects in the prior year that yielded a higher gross profit percentage than the Company’s current business.
Equipment and Software Revenue:
Prior to the Merger enherent did not have equipment and software revenue. The following discussion describes the components of equipment and software revenue and gross profit for the periods reported. Equipment and software revenue decreased 27% to $2.1 million for the nine months ended September 30, 2005 from $2.9 million for the nine months ended September 30, 2004. The decrease in equipment and software revenue was attributable primarily to the Company closing one large equipment transaction of $1.2 million during the first quarter of 2004.
In the quarter ended June 30, 2005, the Company reviewed certain equipment transactions previously considered as commission revenue and determined that certain transactions should be recorded on a gross basis. Accordingly, the previously reported equipment and software revenue and cost of equipment and software revenue for the nine-month period ended September 30, 2004 has been increased by approximately $1.3 million. The pro forma prior year information in footnote 3 of the condensed consolidated financial statements also reflects this reclassification.
Gross profit from equipment and software revenue increased 22.7% to $654,000 for the nine month period ended September 30, 2005 from $533,000 for the nine month period ending September 30, 2004. The $1.2 million equipment transaction in the first quarter of 2004 had a nominal impact on gross profit for that period. The increase in gross profit was attributable primarily to one large equipment lease transaction during the third quarter of 2005.
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
Gross profit as a percentage of equipment and software revenue increased to 31.3% for the nine months ended September 30, 2005 from 18.6 % for the nine months ended September 30, 2004. The increase in gross profit percentage was primarily attributable to one large equipment lease transaction during the third quarter of 2005.
Operating Expenses:
Operating expenses increased 57.2% to $5.1 million for the nine months ended September 30, 2005 from $3.2 million for the nine months ended September 30, 2004. The increase was due to one-time charges related to the Merger of $574,000. The balance of the increase of $1.3 million was due primarily to additional selling, general and administrative payroll costs incurred in order to support additional revenue added as a result of the Merger. The revenue of the former enherent business was $6.4 million in the six-month period end September 30, 2004.
Interest Expense:
Interest expense increased 32.3% to $459,000 for the nine months ended September 30, 2005 from $347,000 for the nine months ended September 30, 2004. The increase was due primarily to the increase in the revolving line of credit and assumption of long term debt obligations as a result of the Merger.
Provision for Income Taxes:
Provision for income taxes relates primarily to revenue-based state taxes and is not impacted by the availability of net operating loss carry forwards.

Net Income (Loss):
Net loss increased to $790,000 for the nine months ended September 30, 2005 from $149,000 for the nine months ended September 30, 2004. The net loss increase was due primarily to one-time charges related to the Merger of $574,000, including non-recurring payroll and professional fees, employee severance payments and the change in control compensation charge.
Loss Per Share:
Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the Merger date) for the nine-month period ended September 30, 2004, and the weighted average number of Company shares outstanding both before and after the Merger date for the nine-month period ended September 30, 2005. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Service Revenue:
Service revenue increased 83% to $6.9 million for the three months ended September 30, 2005 from $3.8 million for the three months ended September 30, 2004. The increase was attributable to the additional revenue generated from the Merger. Additionally, the unaudited combined pro forma results set forth in Note 3, which are presented under the assumption that the Merger had occurred as of the first day of each three month period, reflect a 1.8% decrease in comparing the service revenue for the three months ended September 30, 2005 to 2004 that resulted primarily from a realignment of certain service offerings to meet changes in customer demands.
Gross profit from service revenue increased 62.4% to $1.7 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 2004. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.
Gross profit as a percentage of service revenue declined 3.1% to 24.6% for the three months ended September 30, 2005 from 27.7% for the three months ended September 30, 2004. The decrease in gross profit percentage was attributable primarily to the completion of certain projects in the prior year that yielded a higher gross profit percentage than the Company’s current business.
Equipment and Software Revenue:
Equipment and software revenue increased 8.4% to $731,000 for the three months ended September 30, 2005 from $674,000 for the three months ended September 30, 2004. The increase in equipment and software revenue was attributable to several large transactions during the third quarter of 2005.
Gross profit from equipment and software revenue increased 63.9% to $300,000 for the three months ended September 30, 2005 from $183,000 for the three months ended September 30, 2004. The increase in gross profit was attributable primarily to one large equipment lease transaction during the third quarter of 2005.
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
Gross profit as a percentage of equipment and software revenue increased to 41.1% for the three months ended September 30, 2005 from 27.2% for the three months ended September 30, 2004. The increase in gross profit as a percentage of revenue was attributable to a larger number of clients utilizing third-party leasing arrangements to finance their purchases due to favorable interest rates. The increase in gross profit percentage also was attributable to a large equipment lease transaction during the third quarter of 2005.
Operating Expenses:
Operating expenses increased 63.2% to $1.7 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. The increase of $600,000 was due to additional selling, general and administrative payroll costs incurred as a result of revenue generated from the Merger.
Interest Expense:
Interest expense increased 58.5% to $177,000 for the three months ended September 30, 2005 from $112,000 for the three months ended September 30, 2004. The increase was due primarily to the increase in the revolving line of credit and assumption of long-term debt obligations as a result of the Merger.
Provision for Income Taxes:
Since the Company had a net loss in the nine months ended September 30, 2005 and has available net operating loss carry forwards, the provision for income taxes on the earnings for the three months ended September 30, 2005 related primarily to revenue-based state taxes and was not impacted by net operating loss carry forwards.
Net Income (Loss):
Net income was $81,000 for the three months ended September 30, 2005 versus net income of $48,000 for the three months ended September 30, 2004.
Net Income (Loss) per share:
The net income per share data for the three months ended September 30, 2004 is based on the outstanding shares of Dynax for that period (basic) plus its outstanding dilutive stock options (fully diluted), in each case adjusted for the 3.8359 exchange ratio on the Merger date. The net income per share data for the three months ended September 30, 2005 is based on the Company’s average outstanding shares for the quarter ended September 30, 2005 (basic) plus its dilutive outstanding stock options for that period (fully-diluted).
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
Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of September 30, 2005, the balance outstanding under the revolving credit facility was $3.6 million. The Term Loan A, payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, was fully repaid as of September 30, 2005. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1,

2010. As of September 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $250,000 if the outstanding principal of the Term Loan B less such $250,000 reduction has been repaid in full on or before April 1, 2006. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.
The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,000), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $177,000 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $166,000, no interest is charged. This note has a term of two years and quarterly principal payments in the amount of $23,000.
The Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The credit facility is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the credit facility.
The Company has three subordinated notes relating to prior Dynax acquisitions. As of September 30, 2005, the aggregate principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.
The Company has a note payable relating to the repurchase of enherent’s Preferred Stock in 2004. As a result of the repurchase the Company is obligated to make principal and interest payments on a three-year $150,000 promissory note. Annual principal payments of $50,000 are due commencing April 15, 2005. As of September 30, 2005, the principal balance outstanding was $100,000.
The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 with no interest, through March 2008. As of September 30, 2005, the balance outstanding was $282,000.
As of September 30, 2005, the Company’s long-term obligations with maturities of less than one year totaling $4.0 million consist of the Ableco revolving asset based credit facility of $3.6 million, capital leases of $51,000, compensation payable to the former chairman of $125,000, and subordinated notes in the aggregate amount of $167,000.
Cash and cash equivalents were $317,000 at September 30, 2005 compared to $28,000 at December 31, 2004.
The Company generated negative cash flow from operations of $702,000 during the nine months ended September 30, 2005. The primary use of cash during the nine months ended September 30, 2005 was due to the reduction in the Company’s trade accounts payable balances subsequent to the Merger. During the nine months ended September 30, 2004, the Company generated positive cash flow from operations of $28,000.
Cash provided by investing activities for the nine-month period ended September 30, 2005 was $477,000. The Company received cash proceeds from the Merger of $892,000, offset by payments of direct merger costs of $346,000 during the nine months ended September 30, 2005. The balance of $70,000 was used primarily for computers, software upgrades and office equipment. During the nine months ended September 30, 2004, cash used in investing activities was $129,000 for the nine month period ended September 30, 2004.

Cash provided by financing activities for the nine months ended September 30, 2005 was $513,000, consisting of net proceeds from the revolving asset based credit facility of $1.0 million, offset by principal repayments of long term debt and capital leases of $383,000 and deferred financing costs of $153,000. Cash used in financing activities during the nine months ended September 30, 2004 was $481,000 consisting of net repayments from the revolving asset based credit facility of $117,000 and principal debt repayments of long term debt and capital leases of $364,000.
The Company’s accounts receivable were $5.5 million at September 30, 2005 and $3.0 million at December 31, 2004. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 66 days as of September 30, 2005 and 60 days as of December 31, 2004. The increase in DSO was primarily the result of delays in collection that the Company experienced in the early billing cycles with new customers that have longer payment terms.
Inflation did not have a material impact on enherent’s revenue or loss from operations.
The Company’s working capital deficiency was $2.2 million and $2.4 million as of September 30, 2005 and December 31, 2004, respectively. The working capital deficiency arose primarily because the outstanding balance ($3.6 million in September 30, 2005 and $2.6 million in September 30, 2004) due under the revolving credit agreement with Ableco which expires in March, 2008, is required to be classified as a current liability under generally accepted account principles and in accordance with the provisions of Emerging Issues Task Force Issue 95-22.
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
Contractual Obligations and Commercial Commitments:
The following table of contractual obligations sets forth the contractual obligations of enherent as of September 30, 2005:

	Payments due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	7,759,680	3,937,163	2,165,070	1,657,447	—

Capital Lease Obligations	87,163	51,392	35,771	—	—

Operating Lease Obligations	783,123	484,471	298,652	—	—

Total	8,629,966	4,473,026	2,499,493	1,657,447	—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For the period ended September 30, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2005. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
While the Company believes that its existing disclosure controls and procedures have been effective to accomplish its objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.
There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

enherent Corp.
DATE November 14, 2005	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE November 14, 2005	BY:	/s/ Karl Brenza
Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

Exhibit
Number	Description of Exhibit

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.13	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.15	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.16	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.17	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

Exhibit
Number	Description of Exhibit

10.18	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.19	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.20	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).