Form 10-K
period 2005-12-31
ENHERENT CORP
filed 2006-03-31
CIK 1045560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23315
enherent Corp.
(Exact name of registrant as specified in its charter)

Delaware	13-3914972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

192 Lexington Avenue, New York, New York (Address of principal executive offices)	10016 (Zip Code)

Registrant’s telephone number, including area code:
(212) 889-7722

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $5,159,895.

The number of shares outstanding of each of the registrant’s Common Stock, as of March 17, 2006 was approximately 50,361,451 shares.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

The following description of the business of enherent Corp. (“enherent” or “Company”) contains certain forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include information about possible or assumed future results of enherent’s operations. When used in this section and elsewhere in this Form 10-K, the words “anticipates,” “would”, “believes,” “expects,” “estimate,” “predict,” “plan,”, “project,” “will,” “should,” “intend” and similar expressions as they relate to enherent or its management are intended to identify such forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; and (v) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in “Risk Factors” below.

PART I

Item 1.	Business

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this report to “enherent,” the “Company,” “us,” “our” or “we” are to enherent Corp. Except as otherwise specified, references to “Dynax” are to Dynax Solutions, Inc., prior to its merger with enherent on April 1, 2005, which we refer to as the merger. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial statements presented for periods prior to the merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements from the date of the merger. Therefore, the consolidated historical financial statements included in this Form 10-K differ from the consolidated historical financial statements of enherent as reported prior to the merger.

COMPANY OVERVIEW

enherent is an information technology services firm with a primary focus of providing clients with: (a) consultative and technology staffing resources; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. Our consultative and staffing resources allow clients to address strategic technology resource demands. Our solutions services offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value. enherent’s core competencies are project management, business requirements definition, technical application, data architecture, system design, application code development, test strategy, planning, execution and deployment.

Prior to the merger, Dynax had a business partnership relationship with IBM that supported its solutions services business since 1985. In 1992, Dynax elevated its partnership with IBM to a premier status in the software license and computer hardware programs in order to support an expansion of its systems integration and application business. As a result of the merger, the Dynax preexisting relationship has been transferred to enherent. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of the IBM products. enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that it uses to support its application and system integration solutions.

Prior to the merger, Dynax had a business relationship with Agilysys, a value added computer hardware and software products distributor. As a result of the merger, the Dynax pre-existing relationship has been transferred to enherent. enherent purchases equipment products for resale from Agylysis, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs. enherent is committed to maintaining and expanding its IBM business partnership to support revenue growth in its system integration and application solutions services areas.

enherent’s management believes that enherent’s success depends in part on its ability to satisfy customer needs through its flexible services delivery model and its commitment to delivering value in every engagement. enherent’s delivery model includes both providing project teams to be managed by the client, as well as a solutions delivery model where teams of consultants are provided and managed by enherent. For staffing engagements, enherent will generally recruit hourly employees and independent contractors with technical or business knowledge skills that meet client requirements. For solutions engagements, enherent will deploy a project team led by an enherent project manager and staffed primarily with experienced full-time enherent employees who have been trained in both the technologies needed to deliver the solution and enherent’s proprietary project life cycle methodology. enherent delivers solutions engagements in the systems integration, network and security, and application services areas. enherent partners with its clients on each solution engagement to understand the client’s business objectives and to align the objectives to a technology solution. The technology solution includes services and also typically has involved software product licenses and computer equipment. enherent acts as the system integrator to bring all of the elements of a technology solution together to meet client requirements. enherent delivers each solutions engagement under a contractual agreement, which details the services project deliverables, pricing, timeframe for delivery and project completion criteria, as well as pricing for any software product licenses or computer equipment that will be delivered as part of the solution.

To ensure consistent delivery of quality solutions and services, enherent leverages its project life cycle methodology, which has four major phases: Define Solution, Design Solution, Develop Solution, and Deploy Solution. The Define Solution phase is focused on establishing the project infrastructure and producing a requirements document that specifies the functionality to be deployed in the solution. The Design Solution phase is focused on the design of the database, user interface, business and technical components, and security infrastructure that comprise the solution. The Develop Solution phase is focused on building the database, business and technical components, conversion programs and documentation for the solution. The Deploy Solution phase is focused on the client’s testing, training and implementation of the solution. Each project phase has mandatory and optional pre-defined project activities. To insure quality, each phase of the methodology has entrance and exit criteria that test the completeness of the deliverables produced in the phase.

enherent’s client base is concentrated in Connecticut, New York and New Jersey.

COMPANY HISTORY

enherent Corp. was first incorporated as PRT Corp. of America, a New York corporation, in 1989 and was reincorporated in Delaware in 1996 as PRT Group Inc. In July of 2000, PRT Group Inc. changed its name to enherent Corp. enherent’s principal offices are located at 192 Lexington Avenue, New York, New York 10016 and its telephone number is (212) 889-7722.

enherent completed the merger with Dynax on April 1, 2005. The combined company has achieved cost savings by reducing corporate overhead and other expenses. The combined company also enjoys the benefits of a broader geographic footprint and offers an expanded range of technology service offerings that we expect will make us more competitive. enherent believes these factors will enable it to secure new and expand existing relationships with Fortune 1000 clients.

INFORMATION TECHNOLOGY CONSULTATIVE RESOURCE AND SOLUTIONS SERVICES

enherent delivers information technology services to its clients with consultative personnel and teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. enherent’s core competencies include project management, business requirements definition, technical/application/data architecture, system design, application code development, network engineering, quality assurance and testing strategy/planning/execution, and deployment. enherent uses it project life cycle methodology to deploy solution services. Technology platforms include legacy systems, as well as client server, internet and network solutions. enherent has industry expertise in insurance, financial services, banking and capital markets, retail distribution, apparel, home health care, and pharmaceutical. enherent’s service offerings include:

•	Information Technology Consultative Resource and Staffing Services — enherent provides experienced information technology professionals to augment client resource demands. Consultative and staffing resources may be used to undertake a role on a long-term strategic project or fill a short-term need for a technology skill set. Areas of expertise include project management, business analysis, systems architecture and design, database architecture and design, application code development, network engineering, quality assurance and testing.

•	Systems Integration — enherent makes a concerted effort to understand each of its client’s business objectives and vision. enherent conducts application, data, and technical assessments to determine if there are gaps in the existing environment relative to the business vision. enherent makes recommendations to address the gaps by leveraging existing information technology assets and deploying a combination of application code development, software product implementation and computer equipment, to integrate new capabilities into the environment to address the gaps. Support includes project management, technical, application and data architects and modelers, application developers and network engineers. Some engagements include the implementation of software product licenses or computer equipment.

•	Application Development — enherent conducts planning, design, application code development, testing and deployment of enhancements to existing systems or new custom application development. Application development may include the evaluation and implementation of third party business application software. Custom applications can be developed at the client site or off-site based on client requirements. Project management responsibility can be solely with enherent or shared with the client. Some engagements include the implementation of software product licenses or computer equipment.

•	Network and Security Services — enherent provides planning, architecture, design and engineering services to support the build out, optimization and security audits of the network infrastructure. Some engagements include the implementation of software product licenses or computer equipment.

Target Markets

enherent focuses its marketing efforts for information technology services primarily on Fortune 1000 companies and those commercial and federal systems integrators with significant information technology and application development service needs. enherent also focuses its marketing efforts for solutions services, software license sales and computer equipment sales in the middle market. Clients include industry leaders in banking and capital markets, insurance, pharmaceutical, consumer goods and other industries. enherent’s headquarters is based in New York, New York and enherent operates at client sites throughout the northeastern United States. enherent has no operations outside the United States.

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2005, enherent’s five largest customers represented 39.4% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were Mass Mutual — 14.8%; IBM — 8.1%; New York City Department of Homeless Services — 7.0%; JP Morgan Chase — 4.8%; and Sikorsky Aircraft — 4.7%. The loss of any one of these customers could have a material adverse effect on enherent’s future results of operations.

Sales, Marketing and Recruiting

enherent’s marketing strategy is to develop long-term business relationships with existing and new clients to enable enherent to become a preferred provider of information technology services. enherent seeks to employ a cross-selling approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include lead generation from its business partnership with IBM, client referrals, networking and attending trade shows. At December 31, 2005, enherent employed 16 sales, business development and recruiting personnel. enherent’s website www.enherent.com also serves as another marketing resource. The web site provides information to the information technology community about enherent’s services.

IT Services Industry

Competition.  Competition in the information technology consulting services market is intense, with a large number of competitors. enherent’s primary competitors include information technology consulting and systems integration companies, many of which have longer operating histories, larger customer bases, greater name recognition and greater financial, technical sales and marketing resources than enherent. These competitors may be able to undertake more extensive marketing efforts and adopt more aggressive pricing policies. In the information technology services market, the principal competitive factors include core competencies, quality of services, reference ability, reputation and price. enherent believes it competes primarily based on its in-depth technical expertise, timely delivery of products and services and quality of service. enherent believes that its strength in the information technology marketplace is its ability to attract, develop, motivate and retain skilled professionals. There can be no assurance that enherent will be able to compete successfully against its current or future competitors or that competitive pressures will not materially and adversely affect its business, financial condition and results of operations.

Employees.  At December 31, 2005, enherent had 269 employees and independent contractors (192 employees made up of 158 billable consultants, 16 sales, marketing and recruiting personnel, and 18 management/general administrative personnel and 77 billable independent contractors). None of enherent’s employees are covered by a collective bargaining agreement and enherent has never experienced a work stoppage, strike or labor dispute. All independent contractors act as consultants and they are not employees of enherent. There can be no assurance that the services of these independent contractors will continue to be available to enherent on terms acceptable to enherent.

Intellectual Property.  enherent presently holds no patents or registered copyrights, but enherent has several registered trademarks for “enherent” and the enherent logo and several registered trademarks for “Dynax” and the Dynax logo. In addition, the Company currently relies on unregistered copyrights, trade secrets and unpatented proprietary know-how in the operation of its business. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent’s technology. enherent believes that its intellectual property rights, including intellectual property rights licensed from third parties, do not infringe on the intellectual property rights of others.

Seasonality.  enherent typically experiences higher payroll taxes in the first quarter of each year compared to other quarters. In addition, service and equipment and software sales tend to be somewhat lower in the first month or two of the year due to the time required for customers to ramp up information technology spending at the beginning of their budget years.

Item 1A.	Risk Factors

We have a history of operating losses and we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital.

We have incurred losses from the years ended December 31, 1999 through the year ended December 31, 2005. For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, we reported a net loss of $0.7 million, $0.7 million, $0.5 million, $6.1 million and $6.8 million, respectively.

In light of the net operating losses experienced by us, there can be no assurance that we will be profitable. If we are not profitable, we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. It is also possible that additional capital may not be available to us. If additional capital is required and is not available, enherent may not be able to continue operating as a going concern.

Our debt structure may affect our business and restrict its operating flexibility.

On April 1, 2005, following the consummation of the merger, we entered into an Amended and Restated Credit Agreement, dated April 1, 2005, among us and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement with Ableco provided us with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan A and the Term Loan B, which were previously maintained by Dynax and were assumed by enherent in the merger. The credit facility and the Term Loan A are secured by a first lien on all of our tangible and intangible assets. The Term Loan B is secured by a subordinated lien on all of our tangible and intangible assets.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2005, the balance outstanding under the revolving credit facility was $3.5 million. The Term Loan A, payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, was fully repaid as of September 30, 2005. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of September 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.

The holders of the enherent preferred stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding preferred stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $177,000 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $188,000, no interest is initially charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. We made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will be increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. We have accrued interest on all past-due amounts in accordance with the terms of the note.

We entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among us, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The credit facility is secured by a first lien on all of our tangible and intangible assets. The

Term Loan B and the notes issued to the Preferred Stockholders are secured on a pari passu basis by liens on all of our tangible and intangible assets, which liens are subordinated to the lien securing the credit facility.

We have three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of December 31, 2005, the aggregate balance outstanding was $654,000, representing $457,000 of principal and $197,000 in accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

We have a note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. As a result of the repurchase, we are obligated to make principal and interest payments on a three-year $150,000 promissory note. Annual principal payments of $50,000 are due commencing April 15, 2005. As of December 31, 2005, the principal balance outstanding was $100,000.

We have compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,250 bearing imputed interest of 8.6%, through March 2008. As of December 31, 2005, the balance outstanding was $227,000.

As of December 31, 2005, the current portion of our long term debt is $3.8 million consisting of the Ableco revolving asset based credit facility of $3.5 million, capital leases of $41,000, compensation payable to the former chairman of Dynax of approximately $81,000, and subordinated notes in the aggregate amount of $191,000.

Our current debt structure could:

•	limit cash flow available for general corporate purposes, such as acquisitions, due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain in the future, or obtain on favorable terms, additional debt financing for working capital or acquisitions;

•	limit our flexibility in reacting to competitive and other changes in our industry and economic conditions generally;

•	expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in the business could make it difficult to meet debt service requirements;

•	increase vulnerability to adverse economic and industry conditions; and

•	expose us to risks inherent in interest rate fluctuations because of the variable interest rate of the credit facility, which could result in higher interest expense in the event of increases in interest rates.

Our ability to repay or to refinance the indebtedness will depend primarily upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have. If we are unable to service our indebtedness or maintain covenant compliance, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurances that any of these strategies could be effected on satisfactory terms, if at all.

Our failure to comply with restrictive covenants under our revolving credit facilities and other debt instruments could trigger prepayment obligations.

Our failure to comply with the restrictive covenants under our revolving credit facilities and other debt instruments could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates. In the first quarter of 2006, the Company does not expect to meet the minimum Consolidated EBITDA and Fixed Charge

Coverage Ratio covenants in the Amended Credit Agreement and has received a waiver from Ableco for the period concerning these two covenants. The Company’s expected inability to meet these covenants has resulted from significantly higher payroll tax expenses it experiences in the first quarter relative to other quarters, as well as a seasonal slowdown in both service and equipment and software sales during the quarter. The Company has experienced an increase in business activity during the later part of the quarter and anticipates this trend to continue in subsequent quarters of 2006.

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations.

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2005, our five largest customers represented 39.4% of our total revenue. During that period, the five largest customers and their percentages of our total revenue were: Mass Mutual — 14.8%; IBM — 8.1%; New York City Department of Homeless Services — 7.0%; JP Morgan Chase — 4.8%; and Sikorsky Aircraft — 4.7%. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts. The loss of anyone of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a limited number of clients results in a significant concentration of credit risk.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of our significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or may be collectible over longer than normal terms, each of which could adversely affect enherent’s financial position. As of December 31, 2005, our accounts receivable were $5.0 million. Of this amount, $1.94 million, or 39.1% was due from our five largest customers. There can be no assurance that we will not suffer credit losses in the future.

Most of our contracts are terminable by our clients with limited notice and without penalty payments, and early terminations could have a material adverse effect on business, operating results and financial condition.

Most of our contracts are terminable by the client following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the client may elect to delay or not to proceed to the next stage of the project. While, to date, none of our clients have terminated a material contract or materially reduced the scope of a large project, we cannot assure you that one or more of our clients will not take such actions in the future. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on our business, operating results and financial condition.

If we raise additional capital in the future, our existing stockholders may suffer substantial dilution.

We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations or to finance acquisitions. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past five years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to take on more debt, including convertible debt, or to issue additional shares of our common stock, or preferred stock convertible into common stock, such that out existing stockholders may experience substantial dilution.

Our failure to successfully integrate acquisitions could have a negative effect on our operations; our acquisitions could cause financial difficulties.

As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be material. Any acquisition would involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and other intangibles;

•	diversion of management attention from running our businesses;

•	integration of technology, operations, personnel and financial and other systems;

•	internal controls over financial reporting of acquired companies may not initially be up to our standards;

•	increased expenses, including compensation expenses resulting from newly hired employees;

•	increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;

•	assumption of known and unknown liabilities and exposure to litigation;

•	increased levels of debt or dilution of existing shareholders;

•	potential disputes with the sellers of acquired businesses, technology, services or products;

•	over-valuation by us of acquired companies; and

•	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions.

Our integration activities may place substantial demand on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could underperform relative to our expectations.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $4.3 million at December 31, 2005 resulting from the merger of Dynax and enherent. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the quarter ending March 31, 2006. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

Our failure to meet clients’ expectations could result in losses or negative publicity and could subject us to liability for the services we provide.

Many of our engagements involve services that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Additionally, our attempts to contractually reduce liability with many of our largest clients have met with limited success. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse effect on the client’s operations and, therefore, could give rise to claims against us or result in negative publicity damaging our reputation, which could have a material adverse effect on our business, operating results and financial condition.

The existence of vendor management organizations in the information technology market could have a material adverse effect on our business.

Over the last six years, companies contracting with information technology professional services firms have engaged vendor management organizations, or human capital management firms, to assist them in managing and reducing their information technology expenditures. The increased involvement of these vendor management organizations in the information technology industry has caused companies in the information technology industry to face a reduction in preferred vendor status, an increase in competition, a reduction in revenues, and an increase in fees paid to vendor management organizations. In our experience, vendor management organization fees charged to information technology professional services firms typically range from 2% to 6% of those firms’ billing rates. The increased involvement of vendor management organizations in the information technology industry could have a material adverse effect on our business.

If we are unable to manage our growth, our profitability may decline.

Our profitability will be dependent upon our ability to control our costs and improve our efficiency. We plan to pursue growth. Growth is likely to place significant demands on our management as well as on its administrative, operational and financial resources. As we increase the number of our professionals and execute our strategy for growth, we may not be able to manage a significantly larger and/or more diverse workforce, control our costs or improve our efficiency.

Acts of war or terrorism, or related effects could adversely affect our business, operating results and financial condition.

An act of war or terrorism could adversely affect our business, operating results and financial condition. For example, in the terrorist attacks of September 11, 2001, we had customers whose offices were destroyed, which resulted in an interruption in projects and related revenues. Acts of war or terrorism also could result in loss of key employees, which could adversely affect our business, operating results and financial condition. Additionally, the related effects of an act of war or terrorism, such as disruptions in air transportation and enhanced security measures may interfere with our ability to provide services to our clients. Finally, an act of war or terrorism may result in a significant reduction in client spending or contribute to an economic downturn and adversely affect our business, operating results and financial condition.

Our failure to continue to recruit and retain qualified information technology professionals could have a material adverse effect on our business.

Our business is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain information technology professionals, who include billable consultants and sales and recruiting professionals. Billable consultants are those employees or independent contractors who possess the necessary technical skills and experience or can be trained to deliver our services. Sales and recruiting professionals are those employees who possess the necessary skills, experience and contacts to sell our services and recruit billable consultants. Qualified information technology professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will continue to have access to qualified information technology professionals, will be successful in retaining current or future information technology professionals or that the cost of employing and subcontracting such information technology professionals will not increase due to shortages. Failure to attract or retain qualified information technology professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition.

Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock.

Our revenues and operating results are subject to significant variation from quarter to quarter and we anticipate that our revenues and operating results will be subject to significant variation depending on a number of factors, including, but not limited to: (i) the timing and number of client projects commenced (or delayed or terminated by the client) and completed during the quarter, (ii) the number of working days in a quarter and (iii) employee hiring, attrition, vacations and utilization rates. Because a high percentage of our expenses, in particular personnel and facilities costs, will be relatively fixed, variations in revenues may cause significant variations in our operating results. Additionally, we will periodically incur cost increases due to both the hiring of new employees and strategic investments in our infrastructure in anticipation of future projects and opportunities for revenue growth. Quarterly results are likely to fluctuate, which may cause a material adverse effect on the market price of our common stock.

The use of fixed-price engagements could have a material adverse affect on our business, financial condition and results of operations.

We principally bill for our services on a time-and-materials basis. We sometimes enter into fixed-price billing engagements and may in the future enter into additional engagements billed on a fixed-price basis. While our business, operating results and financial condition have not been materially adversely affected by any failure on our part to complete a fixed-price engagement within budget in the past, any such failure in the future could expose us to risks associated with cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

The information technology services industry is highly competitive and we cannot assure you that we will be able to compete successfully.

We experience intense competition. The market for information technology services is very broad, and these services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, we do. Competitors include Affiliated Computer Services, Inc., Analysts International Corp., CIBER, Inc., Computer Horizons Corp., Computer Task Group, iGate Corp., MPS Group, Inc. and Superior Consulting Holdings Corp. The trend toward offshore outsourcing, internal expansion by foreign and domestic competitors and continuing technological changes will also result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Additionally, in certain sectors of our business, particularly information technology services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to those offered by us, our ability to compete effectively will increasingly depend upon the quality and price of our services. We may not be able to compete effectively, in which case competition could have a material adverse effect on our business, operating results and financial condition.

The information technology sector is rapidly changing and evolving and failure of enherent to compete effectively could have a material adverse effect on our business, operating results and financial condition.

The information technology services industry is characterized by rapid technological change, shifting client preferences and new product developments. The introduction of competitive information technology solutions embodying new technologies and the emergence of new industry standards may render our existing information technology solutions, skills base or underlying technologies obsolete or unmarketable. As a result, we will depend in large part upon our ability to develop new information technology solutions and capabilities that address the increasingly sophisticated needs of our clients and keep pace with new, competitive service and product offerings and emerging industry standards to achieve broad market acceptance. We cannot assure you that: (i) we will be successful in developing and marketing new information technology solutions that respond to technological changes, shifting client requirements or evolving industry standards; (ii) we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new information technology solutions; or (iii) our information technology solutions will adequately meet the requirements of the marketplace and achieve market acceptance. Any failure to respond to technological change or evolving industry standards could have a material adverse effect on our business, operating results and financial condition.

Our inability to obtain or retain necessary work permits for foreign workers could increase our cost of recruiting and retaining the requisite number of information technology professionals.

We recruit employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2005, approximately 9% of our employees were working under such temporary work permits in the United States. Although, to date, we have not experienced difficulties in obtaining sufficient H-1B work permits, in the future we may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the Department of Homeland Security or State Department. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of enherent to retain work permit employees in the United States, could increase our cost of recruiting and retaining the requisite number of information technology professionals, which could have a material adverse effect on our business, operating results and financial condition.

We rely on our intellectual property rights, which may not be properly protected or may infringe on the intellectual property rights of others.

In order to protect our proprietary rights in our various intellectual properties, we currently rely on copyrights, trade secrets and unpatented proprietary know-how that may be duplicated by others. We employ various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect our proprietary know-how. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, or that we will be able to deter unauthorized use and take appropriate steps to enforce our rights. The failure of such protective measures could have a material adverse effect on our business, operating results and financial condition.

There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent’s technology. We presently hold no patents or registered copyrights, but we have several registered trademarks for “enherent” and the enherent logo and several registered trademarks for “Dynax” and the Dynax logo. Although we believe that our intellectual property rights, including intellectual property rights licensed from third parties, do not infringe on the intellectual property rights of others, we cannot assure you that: (i) such a claim will not be asserted against us in the future; (ii) assertion of such claims will not result in litigation or that we would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms; or (iii) any of our software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of our competitors. We expect that the risk of infringement claims against us will increase if more of our competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

We are subject to “penny stock” regulations which could reduce trading activity and liquidity in our common stock.

The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with, among other things, bid and offer quotations for the penny stock, the compensation of the broker-dealer, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Holders of securities subject to the penny stock rules may have difficulty in selling those securities.

Recent accounting pronouncements may impact our future financial position and results of operations.

There have been new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. For instance, on December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt SFAS 123(R)effective January 1, 2006 under the modified-prospective method. The adoption of SFAS 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

enherent’s executive office is located at 192 Lexington Avenue, New York, New York 10016 and consists of approximately 6,500 square feet in a leased facility with a term expiring on October 31, 2006. enherent also leases approximately 9,900 square feet in a facility in Windsor, Connecticut for a branch office. The lease on the Windsor branch office expires on August 31, 2009. Additionally, enherent leases approximately 6,200 square feet in a facility in Syosset, New York for a branch office. The lease on the Syosset branch office expires on May 31, 2007. At this time, enherent does not anticipate requiring additional space.

Item 3.	Legal Proceedings

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ENHT.”

Set forth below are the high and low sale price information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low

2004
First Quarter	$0.15	$0.09
Second Quarter	$0.25	$0.08
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.59	$0.08
2005
First Quarter	$0.40	$0.14
Second Quarter	$0.42	$0.10
Third Quarter	$0.21	$0.09
Fourth Quarter	$0.17	$0.08

The approximate number of stockholders of record of the Common Stock as of March 9, 2006 was 1,387 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 9, 2006 was $0.16.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenues:
Service revenue	$33,144	$22,343	$16,364	$14,377	$23,788
Equipment and software revenue	2,289	3,167	2,704	4,024	3,532

Total Revenues	$35,432	$25,510	$19,068	$18,401	$27,320

Cost of revenues
Cost of services	24,119	16,427	12,168	10,820	17,966
Cost of equipment and software	1,877	2,745	2,013	3,331	2,724

Total cost of revenues	$25,996	$19,171	$14,180	$14,150	$20,690

Gross profit	9,437	6,339	4,887	4,250	6,630
Operating expenses	14,797	8,860	5,012	4,435	6,713
Loss from operations	$(5,361)	$(2,521)	$(124)	$(185)	$(83)
Other expense	(213)	(513)	(406)	(491)	(660)

Loss from continuing operations	$(5,574)	$(3,035)	$(530)	$(676)	$(743)
Loss from discontinued operations	(1,223)	—	—	—	—
Loss before cumulative effect of change in accounting principle	$(6,797)	$(3,035)	$(530)	$(676)	$(743)
Cumulative effect of change in accounting principle		(3,027)		—	—

Net loss available to common stockholders	$(6,797)	$(6,062)	$(530)	$(676)	$(743)

Basic and diluted net loss per share	$(0.97)	$(0.88)	$(0.06)	$(0.03)	$(0.02)

Number of shares used in computing basic and diluted net loss per share	7,014,937	6,876,823	8,475,967	20,905,370	43,175,973

	As of December 31,
	2001	2002	2003	2004	2005

Balance Sheet Data:
Working capital deficiency	$(1,659)	$(1,411)	$(1,445)	$(2,352)	$(2,283)
Total assets	18,681	6,401	4,363	3,853	10,754
Current portion of long-term obligations	8,759	4,199	2,817	3,173	3,778
Long-term obligations, less current portions	1,038	2,355	2,614	2,204	3,818
Total liabilities	15,636	9,439	7,868	7,784	11,665
Mandatory redeemable preferred stock	2,367	2,475	—	—	—
Total common stockholders’ equity (deficit)	678	(5,513)	(3,505)	(3,931)	(911)

Amounts for 2004 and prior periods are those of Dynax (See “The Merger” below and Notes 1 and 3 of notes to consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this report. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial statements presented for periods prior to the merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements from the date of merger.

Overview

enherent is an information technology services firm with a primary focus of providing clients with: (a) consultative resources including technology staffing; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. Our consultative resource services allow clients to use enherent consultants to address strategic technology resource demands. Our solutions services offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value. enherent’s core competencies are project management, business requirements definition, technical application, data architecture, system design, application code development, test strategy, planning, execution and deployment.

Prior to the merger, Dynax had a business partnership relationship with IBM that supported its solutions services business since 1985. In 1992, Dynax elevated its partnership with IBM to a premier status in the software license and computer hardware programs in order to support an expansion of its systems integration and application business. As a result of the merger, the Dynax preexisting relationship has been transferred to enherent. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of the IBM products. enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions.

Prior to the merger, Dynax had a business relationship with Agilysys, a value added computer hardware and software products distributor. As a result of the merger, the Dynax pre-existing relationship has been transferred to enherent. enherent purchases equipment products for resale from Agilysis, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs. enherent is committed to maintaining and expanding its IBM business partnership to support revenue growth in its system integration and application solutions services areas.

enherent’s revenues are primarily derived from (i) the sale of services that are delivered to clients either as information technology consultative resources or as a solution related to systems integration, network and security, or application services; and (ii) sales of computer equipment and software product licenses associated with the delivery of solution engagements. In addition, enherent derives revenues from the permanent placement of individuals at client accounts.

enherent uses a proprietary project life cycle methodology to deliver its solutions and services. The delivery methodology phases range from inception to implementation of a solution. The phases include: Define Solution, Design Solution, Develop Solution and Deploy Solution. In some cases, enherent will couple the delivery of solution services with the sale of software product licenses or computer equipment.

A majority of enherent’s consulting engagements are performed on a time and material basis and tend to present lower risk and have lower gross profit margins than enherent’s fixed price engagements. Time and material engagements consist of providing technology consultants to clients on a temporary basis. The consultants’ work is supervised and managed by the client. Generally, time and material contracts are less than a year in duration. Fixed price engagements tend to be higher margin, higher risk business, due to the fact that enherent is responsible for project deliverables and other conditions contained in statements of work and /or contracts with clients. Generally, fixed price engagements are for a year or less.

enherent utilizes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. enherent typically bills its clients for time and material services on a weekly, semi monthly and monthly basis as specified by the contract with a particular client. Actual billing rates and payment schedules for fixed- price engagements are made on a case-by-case basis and are set forth in the contract with the client. Consulting services revenues generated under time and material engagements are recognized as the services are rendered. Consulting services revenues generated under fixed price engagements are recognized when the work is performed based upon the proportionate performance method. enherent also derives revenues from computer equipment and software license sales. Revenues generated from computer equipment are recognized when the equipment is received by the client. Revenues generated from software license sales are recognized at the inception of the software license term. In addition, enherent generates revenues from the permanent placement of individuals at client accounts. Revenues generated from the permanent placements of individuals at client accounts are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. Revenues from permanent placement of individuals were $39,000 in 2005.

enherent evaluates the strengths and weaknesses of its financial condition and operating performance by monitoring and managing certain factors including: gross profit and utilization of time and material and fixed price engagements, sales pipeline and sales backlog; and earnings before interest, depreciation, taxes and amortization. enherent monitors operating performance to financial projections by analyzing and reviewing the sales pipeline and signed sales backlog on a weekly basis. On a weekly basis, a formal sales status update meeting is held to review high probability opportunities and determine actions needed to close the opportunity. Signed backlog is updated on a daily basis and weekly reports are produced for management. Signed backlog as a percentage of remaining business required to achieve financial goals is assessed to determine the financial stability of the business. On a weekly basis, management reviews actual results compared to the operation budget and, if revenues are not aligned with expenses, management takes action to reduce expenses. Management believes that the implementation of the controls relating to staff utilization and cost containment has resulted in an improvement in enherent’s earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2005.

enherent’s largest operating cost is its direct labor cost. As a result, enherent’s operating performance is dependent upon its billable consultant gross profit margin and full time employee utilization. enherent manages gross profit on consultative resource and staffing engagements by monitoring the standard client bill rates and aligning pay rates to the bill rate to maintain acceptable gross profit margins. Since consultative resource and staffing engagements are usually filled by recruiting hourly employees and outside contractors, enherent is able to consistently monitor and stabilize gross profit margins. For solution engagements, the client does not determine bill rates. Therefore, enherent has more control of the gross profit margin. enherent manages the gross profit margin for solutions engagements by monitoring full-time employee utilization on a weekly basis to keep it at the targeted levels. enherent has managed to maintain a highly utilized full-time employee base by augmenting solutions engagements with hourly employees and outside contractors. Hourly employees support a variable staffing model that allows enherent to staff demands and rare skill sets without permanently adding direct labor costs. To insure stability of profitability at the engagement level, enherent manages gross profit margins for solutions engagements by monitoring project budgets and deliverables. Management receives reports on a weekly and monthly basis to assist in monitoring actual costs against the project budget to foresee potential cost overruns. On a weekly basis management utilizes the quality assurance metrics from its project life cycle methodology to review project deliverables, particularly those associated with fixed price projects, to insure that the percent complete and the quality of the deliverables are acceptable to avoid rework or cost overruns.

In the year ended December 31, 2005, enherent’s clients have tended to approve projects or initiatives that directly improve their ability to market or sell their goods or services and that can demonstrate a rapid return on investment, rather than discretionary information technology projects that would not directly improve their ability to market or sell their goods or services or offer the same rapid return on investment. In the year ended December 31, 2005, as a result of the cautious general economic climate, there were several significant trends that continued to affect spending on application development and information technology services. enherent continued to face some price pressure in the year ended December 31, 2005 as a result of overall budget constraints within certain industries. enherent is carefully working with its billable consultants to assure that the salaries and hourly rates paid to those consultants provide enherent with a predictable and satisfactory profit margin. enherent uses its recruiting team to gain a better understanding of current market rates and trends on both the supply and demand sides. This allows enherent to price more competitively and to find and retain consulting professionals.

The Merger

On April 1, 2005, enherent completed a merger transaction with Dynax, an information technology services firm, in a stock-for-stock exchange. Immediately following the merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial statements presented for periods prior to the merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements from the date of merger.

The key elements of the integration of the legacy businesses of Dynax and enherent have been completed. We believe this reduces the business risks associated with the integration and expedites the recognition of cost savings. In addition, we have created a corporate infrastructure that is capable of supporting our internal growth strategy and future acquisitions. During the months since the merger was completed, we have made substantial progress towards the integration of the business of Dynax and enherent, including:

•	reduction in administrative personnel and operating expenses;

•	standardization of compensation plans for account managers and recruiters;

•	implementation of common healthcare and 401(k) programs;

•	transition of enherent’s and Dynax’s back office information system to Great Plains and transition of enherent’s legacy back office and accounting processes to our corporate office located in New York, New York together resulting in the consolidation of all of our back office operations including payroll, billing, accounts payable, collections and financial reporting;

•	cross-selling of staffing and solutions services to the combined customer base;

•	increased geographical reach for our services; and

•	decreased enherent’s dependency on H-1B Visas for billable consultants with a more diverse employee base.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2003	2004	2005

Revenues	100.0%	100.0%	100.0%
Cost of revenues	74.4	76.9	75.7
Gross profit	25.6	23.1	24.3
Operating expenses	26.3	24.1	24.6
Loss from operations	(0.7)	(1.0)	(0.3)
Other income (expense)	(2.1)	(2.7)	(2.4)
Net loss	(2.8)	(3.7)	(2.7)

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Service Revenues:

Service revenues increased 65.3% to $23.8 million for the year ended December 31, 2005 from $14.4 million for the year ended December 31, 2004. The increase was attributable primarily to the additional revenues generated from the merger. Additionally, the unaudited combined pro-forma results set forth in Note 3 of the consolidated financial statements, which are presented under the assumption that the merger occurred as of the first day of each period, reflect a 3.7% increase in service revenues for the year ended December 31, 2005 compared to the same period in 2004. The 3.7% increase was attributable to a higher volume of services provided to customers.

Gross profit from service revenue increased 63.7% to $5.8 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004. The increase in gross profit was attributable primarily to the additional revenues generated from the merger.

Gross profit as a percentage of service revenues declined to 24.4% for the year ended December 31, 2005 from 24.7% for the year ended December 31, 2004. The decrease in gross profit percentage was attributable primarily to the completion of certain projects in the prior year that yielded a higher gross profit percentage than the Company’s current business.

Equipment and Software Revenues:

Prior to the merger, enherent did not have equipment and software revenues. As a result, reported equipment and software revenues for periods prior to the merger relate solely to the operations of Dynax prior to the merger. The following discussion describes the components of equipment and software revenues and gross profit for the periods reported. Equipment and software revenues decreased 12.2% to $3.5 million for the year ended December 31, 2005 from $4.0 million for the year ended December 31, 2004. The decrease in equipment and software revenues was attributable primarily to the Company closing one large equipment transaction of $1.2 million during the first quarter of 2004.

Gross profit from equipment and software revenues increased 16.6% to $808,000 for the year ended December 31, 2005 from $693,000 for the year ending December 31, 2004. The $1.2 million equipment transaction in the first quarter of 2004 had minimal impact on gross profit dollars reported for that period. The increase in gross profit was attributable primarily to one large equipment lease transaction during the third quarter of 2005.

Gross profit as a percentage of revenues depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance its purchase, the Company recognizes only the net commission revenue that would positively affect its overall gross profit percentage.

Gross profit as a percentage of equipment and software revenues increased to 22.9% for the year ended December 31, 2005 from 17.2% for the year ended December 31, 2004. The increase in gross profit percentage was attributable primarily to one large equipment lease transaction during the third quarter of 2005. The Company also had a larger number of equipment and software sales transactions in 2005 that were at a lower average sales price, but these transactions were at higher margins. As a result, the Company’s gross profit percentage on equipment and software sales increased over the prior year period.

Operating Expenses:

Operating expenses increased 51.4% to $6.7 million for the year ended December 31, 2005 from $4.4 million for the year ended December 31, 2004. Part of the increase was due to $574,000 of one-time charges related to the merger. The balance of the increase of $1.7 million was due primarily to additional selling, general and administrative payroll costs incurred in order to support additional revenues added as a result of the merger.

Interest Expense:

Interest expense increased 38.1% to $643,000 for the year ended December 31, 2005 from $465,000 for the year ended December 31, 2004. The increase was due primarily to the increase in the revolving line of credit and to the assumption of long term debt obligations as a result of the merger.

Provision for Income Taxes:

The provision for income taxes related primarily to revenue-based state taxes and was not impacted by the availability of net operating loss carry forwards.

Net Loss:

Net loss increased to $744,000 for the year ended December 31, 2005 from $676,000 for the year ended December 31, 2004. The net loss increase was due primarily to one-time charges related to the merger of $574,000, including non-recurring payroll and professional fees, employee severance payments and a change in control compensation charge, partially offset by improved operating results in the second half of 2005.

Loss Per Share:

Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the merger date) for the year ended December 31, 2004, and the weighted average number of Company shares outstanding both before and after the merger date for the year ended December 31, 2005. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Service Revenues:

Service revenues decreased 12.1% to $14.4 million for the year ended December 31, 2004 from $16.4 million for the year ended December 31, 2003. The decrease in revenues was due primarily to the Company’s realignment of its business strategy in 2004 to leverage the indirect channel of its strategic partner into higher margin project business and to eliminate non-strategic and unprofitable business. As a result, there was a decrease in the volume of consulting services provided to existing clients. Additionally, the unaudited combined pro-forma results set forth in Note 3 of the consolidated financial statements, which are presented under the assumption that the merger occurred as of the first day of each period, reflect a 9.6% decrease in service revenues for the year ended December 31, 2004 compared to the same period in 2003. The 9.6% decrease was attributable to a lower volume of services provided to customers.

Gross profit from service revenues decreased 15.2% to $3.6 million for the year ended December 31, 2004 from $4.2 million for the year ended December 31, 2003. The decrease in gross profit was due primarily to the decline in revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Gross profit as a percentage of service revenues declined to 24.7% for the year ended December 31, 2004 from 25.6% for the year ended December 31, 2003. The decrease in gross profit percentage was attributable to slightly lower utilization levels due to non-billable time incurred by salaried consultants to align the Company’s business strategy with its strategic business partner.

Equipment and Software Revenues:

Equipment and software revenues increased 48.8% to $4.0 million for the year ended December 31, 2004 from $2.7 million for the year ended December 31, 2003. The increase in equipment and software revenues was attributable primarily to the Company closing one large equipment transaction of $1.2 million during the first quarter of 2004.

In the quarter ended June 30, 2005, the Company reviewed certain equipment transactions previously considered as commission revenue and determined that certain transactions should be recorded on a gross basis. Accordingly, the previously reported equipment and software revenue and cost of equipment and software revenue for the yearly period ended December 31, 2004 has been increased by approximately $1.3 million. The pro forma prior year information in Note 3 of the condensed consolidated financial statements also reflects this reclassification.

Gross profit from equipment and software revenues increased 0.3% to $693,000 for the year ended December 31, 2004 from $691,000 for the year ending December 31, 2003. The $1.2 million equipment transaction in the first quarter of 2004 had a nominal impact on gross profit for that period.

Gross profit as a percentage of equipment and software revenues decreased to 17.2% for the year ended December 31, 2004 from 25.6% for the year ended December 31, 2003. The decrease in gross profit percentage in 2004 was attributable primarily to one large equipment transaction that had a low gross profit margin. As a result, the Company’s gross profit percentage on equipment and software sales decreased in 2004.

Operating Expenses:

Operating expenses decreased 11.5% to $4.4 million for the year ended December 31, 2004 from $5.0 million for the year ended December 31, 2003. The decrease in operating expenses in 2004 was a result of the prior year’s restructuring charge and reduction in workforce, the Company’s continued focus on controlling discretionary expenses, and the cost benefits of fully integrating the various business units.

Restructuring Charges:

In 2003, the Company entered into several separation agreements with former executives and charged $366,000 to operations representing severance and deferred compensation due to the former executives. For the year ended December 31, 2004, there were no restructuring charges.

Interest Expense:

Interest expense decreased 8.3% to $465,000 for the year ended December 31, 2004 from $507,000 for the year ended December 31, 2003. The decrease was due primarily to the reduction in secured debt liabilities.

Balance Sheet Recapitalization:

On November 18, 2003, Dynax’s stockholders approved an offer to exchange the outstanding Dynax Series A, C and D preferred stock for 3,553,306 shares of common stock. In addition, the holder of a Dynax short-term put warrant of $426,965 liability agreed to its cancellation, which was recorded as a forgiveness of debt. The Company incurred $308,000 of legal and other professional fees in connection with the recapitalization, which costs have been charged to operations in 2003. For the year ended December 31, 2004, there were no recapitalization charges.

Provision for Income Taxes:

Provision for income taxes related primarily to revenue-based state taxes and was not impacted by the availability of net operating loss carry forwards.

Net Loss:

Net loss increased to $676,000 for the year ended December 31, 2004 from $530,000 for the year ended December 31, 2003. The net loss increase was due primarily to lower revenue and gross profit during the period.

Loss Per Share:

Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the merger date) for the year ended December 31, 2004 and for the year ended December 31, 2003. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.

Quarterly Results

The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2005. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consist only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company’s consolidated financial statements and related notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three Months ended,
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005
				(In thousands)

Statement of Income Data:
Revenues	$5,249	$4,010	$4,443	$4,698	$3,775	$7,509	$7,627	$8,409
Cost of revenues	4,225	2,834	3,216	3,876	2,887	5,649	5,630	6,525

Gross profit	1,024	1,176	1,227	822	888	1,860	1,997	1,884
Total Operating Expenses	1,112	1,046	1,065	1,212	1,350	1,977	1,739	1,647
Income (loss) from operations	(88)	130	162	(390)	(462)	(117)	258	237
Other income (expense)	(122)	(118)	(114)	(137)	(126)	(166)	(177)	(191)

Net income (loss)	$(210)	$12	$48	$(527)	$(588)	$(283)	$81	$46

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.5	70.7	72.4	82.5	76.5	75.2	73.8	77.6

Gross profit	19.5	29.3	27.6	17.5	23.5	24.8	26.2	22.4
Total operating expenses	21.2	26.1	24.0	25.8	35.7	26.3	22.8	19.6
Income (loss) from operations	(1.7)	3.2	3.6	(8.3)	(12.2)	(1.5)	3.4	2.8
Other income (expense)	(2.3)	(2.9)	(2.5)	(2.9)	(3.3)	(2.2)	(2.3)	(2.3)

Net income (loss)	(4.0)	0.3	1.1	(11.2)	(15.5)	(3.7)	1.1	0.5

Liquidity and Capital Resources

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

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2005, the balance outstanding under the revolving credit facility was $3.5 million. The Term Loan A, payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, was fully repaid as of September 30, 2005. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of September 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.

On March 6, 2006, the Company entered into a First Amendment to the Amended Credit Agreement. The First Amendment provided the Company with an additional $100,000 of availability under the revolving credit facility through June 30, 2006. In addition, the Company has agreed to use its best efforts to obtain, within 180 days of March 6, 2006, additional cash equity investments in the Company in the aggregate amount of not less than $1,000,000. In consideration for delivery of this First Amendment by Ableco, the Company agreed to pay Ableco a fee equal to $15,000, in three installments.

The Amended Credit Agreement requires that the Company maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.0 to 1.0 as of the end of each fiscal quarter and that the Company generate at least $300,000 of Consolidated EBITDA (as defined in the Amended Credit Agreement) in each fiscal quarter. The Amended Credit Agreement also contains covenants that restrict the Company’s ability to, among other things, grant liens, incur indebtedness, effect fundamental changes in its business, make loans or advances of money, incur lease obligations, make capital expenditures, pay or permit subsidiaries to pay dividends, make restricted payments, enter into transactions with affiliates, issue capital stock, modify the terms of existing indebtedness, compromise accounts receivable, make amendments to its organic documents and repay subordinated indebtedness. Finally, the Amended Credit Agreement contains customary representations, warranties, affirmative covenants and events of default. In the first quarter of 2006, the Company does not expect to meet the minimum Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement and has received a waiver from Ableco for the period concerning these two covenants. The Company’s expected inability to meet these covenants has resulted from the significantly higher payroll tax expenses it experiences in the first quarter relative to other quarters, as well as a seasonal slowdown in both services and equipment and software sales during the quarter. The Company has experienced an increase in business activity during the later part of the quarter and anticipates this trend to continue in subsequent quarters of 2006.

The holders of the enherent preferred stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding is payable in arrears. These three notes have terms of five years and no principal payments are due in the first twenty-nine months. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. According to the terms of the fourth note in the principal amount of $188,000, no interest is initially charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will increase by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of December 31, 2005, the aggregate balance outstanding was $654,000, representing $457,000 of principal and $197,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

The Company has a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 are due commencing April 15, 2005. As of December 31, 2005, the principal balance outstanding was $100,000.

The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,250 bearing imputed interest of 8.6%, through March 2008. As of December 31, 2005, the balance outstanding was $227,000 net of interest imputed at 8.6%.

As of December 31, 2005, the current portion of long-term debt is $3.8 million consisting of the Ableco revolving asset based credit facility of $3.5 million, capital leases of $41,000, compensation payable to the former chairman of Dynax of $125,000, and subordinated notes in the aggregate amount of $191,000.

Cash and cash equivalents were $321,000 at December 31, 2005 compared to $29,000 at December 31, 2004.

In general, the Company requires cash for working capital, capital expenditures, debt repayment and interest. Our working capital requirements increase when we experience strong incremental demand for our services. Our management assesses the future cash needs of our business by considering a number of factors, including:

•	our historical earnings and cash flow performance;

•	our assessment of future working capital needs;

•	our current and projected debt service expenses;

•	planned capital expenditures; and

•	our ability to borrow funds under the terms of our revolving credit facility.

If we experience a deficiency in revenue, earnings or operating cash flow with respect to our fixed charges and operating expenses in the future, we would need to fund the fixed charges and operating expenses from borrowings from our revolving credit facility. If borrowings from our credit facility are insufficient to fund our operations, debt service and capital expenditures, we may need to seek additional sources of capital through means such as the issuance of equity or subordinated debt. In addition, we may not be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If we are not able to secure additional capital, we could be required to delay paying our account payables or forego business opportunities. It is also possible that we would no longer have the capital necessary to operate our business as a going concern.

The Company used $356,000 of cash for operating activities during the year ended December 31, 2005. The primary use of cash during the year ended December 31, 2005 was due to the reduction in the Company’s trade accounts payable balances subsequent to the merger. During the year ended December 31, 2004, the Company used $555,000 of cash for operating activities.

Cash provided by investing activities for the year ended December 31, 2005 was $368,000. The Company received cash proceeds from the merger of $892,000 representing enherent’s cash balances at the date of merger, offset by payments of direct merger costs of $401,000 during the year ended December 31, 2005, and approximately $123,000, which was used primarily for computers, software upgrades and office equipment. During the year ended December 31, 2004, cash used in investing activities was $202,000, primarily for direct expenses related to the merger and the purchase of computer and office equipment.

Cash provided by financing activities for the year ended December 31, 2005 was $280,000, consisting of net proceeds from the revolving asset based credit facility of $869,000 and proceeds from the exercise of options of $19,000, offset by principal repayments of long term debt and capital leases of $455,000 and deferred financing costs of $153,000. Cash used in financing activities during the year ended December 31, 2004 was $90,000, consisting of net proceeds from the revolving asset based credit facility of $360,000 offset by principal repayments of long term debt and capital leases of $450,000.

The Company’s accounts receivable were $5.0 million at December 31, 2005 and $3.0 million at December 31, 2004. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 54 days as of December 31, 2005 and 60 days as of December 31, 2004 as a result of improved internal billing and collection processes.

Inflation did not have a material impact on enherent’s revenue or loss from operations.

The Company’s working capital deficiency was $2.3 million and $2.4 million as of December 31, 2005 and December 31, 2004, respectively. The working capital deficiency arose primarily because the outstanding balance ($3.5 million at December 31, 2005 and $2.6 million at December 31, 2004) due under the revolving credit agreement with Ableco is required to be classified as a current liability under generally accepted accounting principles, in accordance with the provisions of Emerging Issues Task Force Issue 95-22, notwithstanding the fact that the revolving credit agreement expires in March 2008.

Critical Accounting Policies

In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policies as those most important to the portrayal of its financial condition and those that require the most subjective judgment. Although the Company believes that its estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to its financial results.

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

Accounts Receivable — Allowance for Doubtful Accounts

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

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2005, the Company had a net loss carryforward of approximately $49.9 million, which begins to expire in 2018. Due to the uncertainty of its ability to utilize these deferred tax assets, the Company has provided a valuation allowance to offset these deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation could have a significant positive impact on net income.

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

Contractual Obligations

The following table of contractual obligations sets forth the contractual obligations of the Company as of December 31, 2005:

	Payment Due by Period
					More Than
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt Obligations	$7,525,442	$3,736,788	$2,643,706	$1,144,948	—
Capital Lease Obligations	70,481	41,252	29,229	—	—
Operating Lease Obligations	1,009,076	480,499	528,577	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	18,261	21,558	(3,297)	—	—

Total	$8,623,260	$4,280,097	$3,198,215	$1,144,948	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area.

Interest Rate Risk

We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on the revolving credit facility is based on either the lenders’ prime rate or LIBOR. Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2005, the balance outstanding under the revolving credit facility was $3.5 million.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors of the Company.

This information will be included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the Company.

This information will be included in the 2006 Proxy Statement under the heading “Executive Officers” and is incorporated herein by reference.

(c) Audit Committee Financial Expert.

This information will be included in the 2006 Proxy Statement under the heading “Meetings and Certain Committees of the Board of Directors” and is incorporated herein by reference.

(d) Identification and Composition of Audit Committee.

This information will be included in the 2006 Proxy Statement under the heading “Meetings and Certain Committees of the Board of Directors” and is incorporated herein by reference.

(e) Section 16(a) Beneficial Ownership Reporting Compliance.

This information will be included in the 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(f) Code of Ethics

The Company has adopted a code of ethics, titled “Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp.” (the “Code of Ethics”). The Code of Ethics applies to all officers, directors and employees of the Company. The Code of Ethics is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the SEC. The Code of Ethics was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which persons currently consist of Pamela Fredette and Karl Brenza. The Company has filed its Code of Ethics filed with the SEC, see Exhibit 14.1.

Item 11.	Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the captions “Ownership of enherent Corp. Common Stock” and “Equity Compensation Plan Information” in the 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Independent Public Accountants” in the 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Index to Consolidated Financial Statements of enherent Corp. and Subsidiaries is on page F-1.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is on page F-20.

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enherent Corp.

By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer and President

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer, President and
Director
(Principal Executive Officer)

Date: March 30 , 2006

By:	/s/ KARL BRENZA
Karl Brenza
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date: March 30, 2006

By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Director

Date: March 30, 2006

By:	/s/ THOMAS MINERVA
Thomas Minerva
Vice Chairman and Director

Date: March 30, 2006

S-1

By:	/s/ FAITH GRIFFIN
Faith Griffin
Director

Date: March 30, 2006

By:	/s/ DOUGLAS CATALANO
Douglas Catalano
Director

Date: March 30, 2006

By:	/s/ WILLIAM CARY
William Cary
Director

Date: March 30, 2006

S-2

enherent Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
enherent Corp.

We have audited the accompanying consolidated balance sheet of enherent Corp. and Subsidiaries (the “Company”) as of December 31, 2005, and December 31, 2004 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the accompanying financial statement schedule on page F-20. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on them based upon our audits. The consolidated financial statements and schedule as at December 31, 2004 and for each of the two years in the period then ended are those of Dynax Solutions, Inc., the accounting acquirer of the Company, prior to the merger (See Notes 1 and 3 to the consolidated financial statements).

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Cornick, Garber & Sandler, LLP

Cornick, Garber & Sandler, LLP

New York, New York
March 28, 2006

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

	December 31,	December 31,
	2005	2004*

ASSETS
Current assets:
Cash and cash equivalents	$320,574	$28,647
Accounts receivable, net	4,996,626	3,033,280
Prepaid and refundable taxes	18,427	9,733
Prepaid expenses and other current assets	254,756	113,012

Total current assets	5,590,383	3,184,672
Furniture, equipment and improvements, net	255,375	285,725
Deferred merger costs	—	383,049
Goodwill	4,334,278	—
Other intangible assets, net	425,000	—
Deferred financing costs, net	123,952	—
Other assets	24,689	—

TOTAL	$10,753,677	$3,853,446

LIABILITIES
Current liabilities:
Revolving credit facility	$3,465,519	$2,596,549
Current portion of long-term debt	312,521	576,336
Accounts payable and accrued expenses	3,302,094	2,042,811
Deferred revenue	143,898	99,252
Accrued compensation and benefits	605,187	222,639

Total current liabilities	7,829,219	5,537,587

Long-term liabilities:
Long-term debt, net of current portion above	3,817,883	2,203,715
Noncurrent rent payable	18,261	43,215

Total long-term liabilities	3,836,144	2,246,930

Total liabilities	11,665,363	7,784,517

Commitments and contingencies
CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized — 10,000,000 shares, issued-none	—	—
Common stock, $.001 par value, authorized — 101,000,000 shares in 2005 and 50,000,000 shares in 2004 including 1,000,000 nonvoting shares in each year, issued and outstanding — 50,341,451 voting shares in 2005 and 22,663,491 voting shares in 2004	50,341	22,663
Additional paid-in capital	27,091,409	23,331,902
Unearned compensation on restricted stock	(24,295)	—
Accumulated deficit	(28,029,141)	(27,285,636)

Total capital deficiency	(911,686)	(3,931,071)

TOTAL	$10,753,677	$3,853,446

*	Dynax Solutions, Inc. and subsidiaries (See Notes 1 and 3 to the consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004*	2003*

Revenues:
Service revenue	$23,788,329	$14,376,625	$16,363,720
Equipment and software revenue	3,532,314	4,024,282	2,703,802

Total revenues	27,320,643	18,400,907	19,067,522

Cost of revenues:
Cost of services	17,966,654	10,819,807	12,167,544
Cost of equipment and software	2,724,268	3,330,868	2,012,549

Cost of revenues	20,690,922	14,150,675	14,180,093

Gross profit	6,629,721	4,250,232	4,887,429

Operating expenses:
Selling, general and administrative	5,813,944	4,170,406	4,252,513
Nonrecurring merger related expenses	573,227	—	—
Restructuring charges	—	—	366,495
Depreciation and amortization expense	326,120	264,778	392,816

Total operating expenses	6,713,291	4,435,184	5,011,824

Operating loss	(83,570)	(184,952)	(124,395)
Other income (expenses):
Interest expense	(642,935)	(465,202)	(507,071)
Forgiveness of debt	—	—	426,965
Recapitalization costs	—	—	(307,514)

Loss before income taxes	(726,505)	(650,154)	(512,015)
Provision for income taxes	(17,000)	(25,922)	(17,870)

NET LOSS	$(743,505)	$(676,076)	$(529,885)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.06)

Number of shares used in computing basic and diluted net loss per share	43,175,973	20,905,370	8,475,967

*	Dynax Solutions, Inc. and subsidiaries (See Notes 1 and 3 to the consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

						Unearned
	Preferred Stock		Common Stock		Additional	Compensation		Treasury Stock		Total
	Number of		Number of		Paid-in	Restricted	Accumulated	Number of		Capital
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Deficiency

Balance at January 1, 2003	1,067,035	$11,359,562	7,014,937	$7,015	$9,220,551	$—	$(26,078,632)	414,342	$(21,063)	$(5,512,567)
Stock dividends on Series D Preferred Stock	53,352	640,221	—	—	(640,221)	—	—	—	—	—
Cash in lieu of fractional shares on Preferred Stock	—	—	—	—	—	—	(1,043)	—	—	(1,043)
Common stock issues for compensation and severance	—	—	514,820	515	62,985	—	—	—	—	63,500
Common stock issued in exchange of Series D Preferred Stock	(1,120,387)	(11,999,783)	12,276,372	12,276	11,987,507	—	—	—	—	—
Common stock issued in exchange of Series A and C Mandatory Redeemable Preferred Stock	—	—	1,353,754	1,354	2,473,646	—	—	—	—	2,475,000
Net Loss for the year ended December 31, 2003	—	—	—	—	—	—	(529,885)	—	—	(529,885)

Balance at December 31, 2003	—	—	21,159,883	21,160	23,104,468	—	(26,609,560)	414,342	(21,063)	(3,504,995)
Treasury stock retired	—	—	(414,342)	(415)	(20,648)	—	—	(414,342)	21,063	—
Common stock issued for compensation relating to amended CEO agreement	—	—	1,917,950	1,918	248,082	—	—	—	—	250,000
Net Loss for the year ended December 31, 2004	—	—	—	—	—	—	(676,076)	—	—	(676,076)

Balance at December 31, 2004	—	—	22,663,491	22,663	23,331,902	—	(27,285,636)	—	—	(3,931,071)
Common stock issued upon merger with Dynax	—	—	26,953,103	26,953	3,686,198	—	—	—	—	3,713,151
Exercise of common stock options	—	—	220,000	220	18,280	—	—	—	—	18,500
Restricted common stock issued	—	—	504,857	505	55,029	(24,295)	—	—	—	31,239
Net Loss for the year ended December 31, 2005	—	—	—	—	—	—	(743,505)	—	—	(743,505)

Balance at December 31, 2005	—	$—	50,341,451	$50,341	$27,091,409	$(24,295)	$(28,029,141)	—	$—	$(911,686)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004*	2003*

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net loss	$(743,505)	$(676,076)	$(529,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debts	45,151	(50,000)	—
Depreciation	222,516	264,778	392,816
Amortization of intangibles	75,000	—	—
Amortization of deferred financing costs	28,604	—	—
Deferred compensation	31,239	—	—
Deferred rent	(24,954)	(17,394)	(11,754)
Deferred revenue	44,646	(52,933)	1,414
Forgiveness of debt	—	—	(426,965)
Common stock issued to chief executive officer	—	250,000	—
Common stock and stock options issued as compensation	—	—	63,500
Changes in assets and liabilities:**
Accounts receivable	507,740	(166,857)	1,557,423
Prepaid expenses and other current assets	(60,516)	(109,131)	47,451
Prepaid and refundable taxes	27,622	43,254	46,361
Other assets	25,311	135,012	(57,238)
Accounts payable and other accrued expenses	(534,947)	(175,871)	403,290

Net cash (used in) provided by operating activities	(356,093)	(555,218)	1,486,413

Cash flows from investing activities:
Cash balance received upon merger of enherent	892,309	—	—
Payments of direct merger costs	(401,409)	(166,064)	—
Purchase of furniture, fixtures, and equipment	(122,759)	(35,695)	(149,943)

Net cash provided by (used in) investing activities	368,141	(201,759)	(149,943)

Cash flows from financing activities:
Cash in lieu of fractional shares on preferred stock dividends	—	—	(1,043)
Repayment of notes payable, others	(73,438)	(37,492)	(277,293)
Repayment of compensation note payable	(99,864)	(86,880)	—
Net proceeds (repayments) under revolving loan	868,970	359,796	(669,969)
Principal repayments on term loan	(225,103)	(300,000)	(325,000)
Principal payments on capital lease obligations	(56,630)	(25,337)	(135,836)
Payments of deferred financing costs	(152,556)	—	—
Proceeds from exercise of stock options	18,500	—	—
Repayment of related party loans	—	—	(128,293)

Net cash provided by (used in) financing activities	279,879	(89,913)	(1,537,434)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291,927	(846,890)	(200,964)
CASH AND CASH EQUIVALENTS — JANUARY 1	28,647	875,537	1,076,501

CASH AND CASH EQUIVALENTS — DECEMBER 31	$320,574	$28,647	$875,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during year for:
Interest	$565,263	$412,015	$576,253

Income taxes	$1,378	$(17,332)	$22,894

Noncash investing and financing transactions:
Equipment acquired under capital leases	$55,389	$35,414	$—

Issuance of restricted stock	$55,534	$—	$—

Accrued deferred acquisition costs	$—	$216,985	$—

Issuance of enherent shares related to merger	$3,713,151	$—	$—

Preferred stock dividends	$—	$—	$640,221

Common stock issued for compensation and severance	$—	$—	$63,500

Common stock issued in exchange of Preferred Stock	$—	$—	$14,474,783

Treasury stock retired	$—	$21,063	$—

Common stock issued as compensation	$—	$250,000	$—

*	Dynax Solutions, Inc. and subsidiaries (See Notes 1 and 3 to the consolidated financial statements)
**	Gives effect to assets and liabilities acquired in the merger (see Note 3 to the consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is an information technology services firm with a primary focus of providing clients with (a) consultative resources including technology staffing; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. The consultative resource services allow clients to use the Company consultants to address strategic technology resource demands. The Company’s solutions services offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value.

Basis of Presentation

As further described in Note 3, on April 1, 2005 enherent Corp. (enherent) and Dynax Solutions, Inc. (Dynax) entered into a business combination, pursuant to which enherent is the legal surviving entity but Dynax is considered as the acquirer of enherent for financial reporting purposes. Accordingly, the financial statements and related footnote disclosures presented for the period prior to the business combination are those of Dynax and its subsidiaries alone. The financial statements for the year ended December 31, 2005 include the operations and cash flows of Dynax and its subsidiaries through March 31, 2005 and the combined operations and cash flows of Dynax and its subsidiaries and enherent after that date.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 3.8359 of a share of enherent common stock for each share of the Dynax common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns and other allowances. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

Consulting Services

The terms of service contracts generally are for periods of less than one year. Revenue from time and material service contracts is recognized as the services are provided. Revenue from services requiring the delivery of unique products and/or services is recognized using the percentage-of-completion (POC) method of accounting. In using the POC method, a provision for any losses is recognized during the period in which the loss first becomes apparent. Revenue from maintenance is recognized over the contractual period or as the services are performed.

In some of the Company’s services contracts, the Company bills the customer prior to performing the service. This situation gives rise to deferred income. In other services contracts, the Company performs services prior to billing the customer. This situation gives rise to unbilled accounts receivable, which are included in accounts receivable in the consolidated balance sheet. In these circumstances, billing usually occurs shortly after the

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company performs the services but can range up to three months later. Unbilled receivables are expected to be both billed and collected within six months.

Equipment

Revenue from the sale of hardware sales is recognized when the product is shipped to the customer and there are no unfulfilled company obligations that affect the customer’s final acceptance of the equipment.

Software

Revenue from the sale of one-time charge licensed software is recognized at the inception of the license term. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered.

Per Share Amounts

Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during each period. Basic net earnings per share is based on the average number of shares outstanding during the period, while fully-diluted net earnings per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. For all periods presented, the computation of net loss per share excludes the effect of stock options as they were antidilutive.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

Fixed Assets

Fixed assets are stated at cost and depreciation of furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value. No impairment charges have been recorded in any of the periods presented herein.

Goodwill and Other Intangibles

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing.

Fair Value of Financial Instruments

The carrying values of cash, cash equivalents and accounts receivable and accounts payable and accrued expenses approximate their fair value due to the short-term maturities of the instruments. The carrying values of the revolving credit facility, long-term debt, loans payable and capital leases approximate fair value as it is believed that the interest rates are approximately the same as those that would be available to the Company in similar borrowing arrangements.

Preferred Stock Accounting

Preferred stock shares that were issued as purchase consideration to the sellers in business acquisition transactions (Dynax Preferred A and C) were recorded at their fair values on their respective dates of issuance. The fair values were determined based upon independent valuation analyses performed by an outside appraiser at date of issuance.

Prior to a recapitalization in 2003, the differences between the carrying values of the preferred stock and the mandatory redemption amounts (which represented a deemed dividend) were being accreted from the date of issuance of each of the respective series by periodically increasing the value of the preferred stock and charging accumulated deficit.

Stock Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 9. Through December 31, 2005, the Company has applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. For stock options, at the date of grant, no compensation expense was reflected in net income, as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. For purposes of the following pro forma disclosures, the estimated fair value of the options was amortized to expense over the options’ vesting periods.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2005	2004	2003

Net loss available to common stockholders as reported	$(743,505)	$(676,076)	$(529,885)
Total stock option expense determined under fair value based method	(114,000)	(184,000)	(263,000)
Pro forma net loss	(857,505)	(860,076)	(792,885)
Net loss per common share as reported:
Basic and diluted	$(0.02)	$(0.03)	$(0.06)
Net loss per common share pro forma:
Basic and diluted	$(0.02)	$(0.04)	$(0.09)

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above pro forma information is based on the following assumptions:

	December 31,
	2005	2004	2003

Risk-free interest rate (approximately)	5%	4%	4%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of Common Stock (average)	118%	186%	223%
Average life years	10	10	10

Awards of restricted stock are valued at the market price of our common stock on the grant date and initially recorded as unearned compensation within shareholders equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

Advertising

Advertising costs are expensed as incurred. Advertising expense, including marketing expenses for the years ended December 31, 2005, 2004, and 2003 were approximately $121,000, $38,000 and $62,000 respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of cash and cash equivalents and trade accounts receivable. The Company deposits its cash with high quality credit institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation limit.

For the years ended December 31, 2005 and 2004, one customer accounted for approximately 14% and 13% of revenues, respectively. As at December 31, 2005, one customer accounted for approximately 17% of accounts receivable. No customer accounted for over 10% of revenues for the year ended December 31, 2003 and 10% of accounts receivable as at December 31, 2004.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. That statement, however, permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair value-based method been used. Pursuant to an amendment to SFAS No. 123(R) adopted by the Securities and Exchange Commission in April 2005, public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005 (i.e., year ending December 31, 2006 for the Company).

The Company will implement Statement 123R in connection with its financial statements for the first interim period in the year ending December 31, 2006, and has not as yet estimated the impact on its future financial results.

NOTE 3 — MERGER

On October 12, 2004, Dynax (the Company) entered into a definitive Agreement and Plan of Merger with enherent to combine in a stock-for-stock exchange with enherent as the legal surviving entity. The merger was completed on April 1, 2005. In connection with the merger, shares of enherent were issued in exchange for shares of the Company on a ratio of 3.8539 shares of enherent for each share of the Company. Enherent stock options were also exchanged for outstanding stock options of the Company (See Note 9) at the same exchange ratio. Following the merger, the former stockholders of the Company own approximately 50% of the common stock of enherent Corp. on a fully diluted basis.

The merger was accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity based on the criteria of Statement of Financial Accounting Standards No. 141 (“FAS 141”), “Accounting for Business Combinations”. Based on an analysis of minority interests in the surviving corporation and the composition of the board of directors and senior management of the surviving corporation, for accounting purposes the Company was identified as the acquiring entity, and enherent as the acquired entity. Under purchase accounting, the assets and liabilities of an acquired company (enherent) as of the effective date of the acquisition were recorded at their respective fair values and added to those of the acquiring company. Financial statements issued after the consummation of the acquisition accounted under the purchase reflect such values and have not been restated retroactively to reflect the historical financial position or results of operations of the acquired company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company used a discounted cash flow analysis to value the customer base intangible asset. The total acquisition price of $4,497,609 has been allocated as follows:

Cash	$892,309
Accounts receivable, net	2,516,237
Furniture, equipment and improvements	14,019
Goodwill	4,334,278
Customer base intangible asset	500,000
Other assets	167,544
Current liabilities	(2,326,778)
Other liabilities	(1,600,000)

Total purchase price	$4,497,609

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the unaudited pro forma results of the Company as if the merger had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Year Ended December 31,
	2005	2004	2003

Revenues:
Service revenue	$27,519,000	$26,520,000	$29,327,000
Equipment and software revenue	3,532,000	4,024,000	2,704,000

Total revenues	31,051,000	30,544,000	32,031,000
Net loss	(343,000)	(1,193,000)	(2,027,000)
Basic and diluted net (loss) per common share	$(0.01)	$(0.03)	$(0.06)
Weighted average shares — basic and diluted	49,914,000	47,289,000	34,489,000

NOTE 4 — FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements consist of the following:

			Estimated
	December 31,		Useful Lives
	2005	2004	(Years)

Furniture, fixtures and equipment	$2,132,799	$1,940,381	7
Leasehold improvements	272,818	272,818	7-10

Total	2,405,617	2,213,199
Less accumulated depreciation and amortization	(2,150,242)	(1,927,474)

Balance*	$255,375	$285,725

*	Balance includes net assets under capital leases of approximately $99,000 in 2005 and $16,000 in 2004.

Depreciation expense was $222,516, $264,778 and $392,816 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the Company’s merger with enherent (Note 3), the Company recorded goodwill of $4,334,278 during the year ended December 31, 2005. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes. The goodwill is not considered impaired at December 31, 2005.

The merger with enherent also resulted in the valuation of enherent’s customer base as an intangible asset. The Company used a discounted cash flow analysis to value the customer base intangible asset totaling $500,000. The customer base intangible asset is being amortized on a straight-line basis over five years. Amortization expense for the year ended December 31, 2005 was $75,000.

NOTE 6 — REVOLVING CREDIT FACILITY

On April 1, 2005, following the consummation of the enherent merger, the Company entered into an Amended and Restated Credit Agreement with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provides the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of Term Loan A and Term Loan B previously outstanding. The loans are collateralized by all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater of (a) the prime rate; or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. The loans under the revolving credit agreement are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The loan agreement requires that the Company maintain certain financial covenants. While the Company was in compliance with the covenants at December 31, 2005, it does not expect to meet certain covenants for the first quarter of 2006 and has received a waiver of these covenants from the lender.

At December 31, 2005 and 2004, the revolving credit facility balance outstanding was $3,465,519 and $2,596,549, respectively.

On March 6, 2006, the Company entered into a First Amendment to the Amended Credit Agreement. The First Amendment provided the Company with an additional $100,000 of availability under the revolving credit facility through June 30, 2006. In addition, the Company has agreed to use its best efforts to obtain, within 180 days of March 6, 2006, additional cash equity investments in the Company in the aggregate amount of not less than $1,000,000. In consideration for delivery of this First Amendment by Ableco, the Company agreed to pay Ableco a fee equal to $15,000, in three installments.

NOTE 7 — LONG-TERM DEBT

In connection with the merger, the Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the prior enherent Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The above revolving credit facility, including the Term Loan A, is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the prior enherent Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the credit facility and the Term Loan A. The total amount and terms of the long term debt including capital lease obligations are summarized as follows:

	2005	2004

Ableco Term Loan A — payable in monthly installments of $25,000 plus interest at 12.25% annually to September 30, 2005.	$—	$225,103
Note Payable due to a prior enherent Preferred Stockholder. According to the terms of the fourth note in the principal amount of $188,000, no interest is initially charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal shall bear interest at 12% until paid. The 12% past-due interest rate shall be increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note.
	164,062	—
Notes payable due to the repurchase of enherent’s Preferred Stock in 2004. As a result, of the repurchase the Company is obligated to make principal and interest payments on a three-year promissory note. Annual principal payments of $50,000 are due commencing April 15, 2005 plus interest of 4%	100,000	—
Ableco Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010. The principal amount of Term Loan B will be reduced by $250,000 if the outstanding principal of the Term B loan less such $250,000 reduction has been repaid in full on or before April 1, 2006. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full between April 1, 2006 and April 1, 2007.
	1,700,000	1,700,000

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Note Payable due to three prior enherent Preferred Stockholders. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due.	$1,412,500	$—
Note Payable due to a former Board Chairman in quarterly payments of $31,250 through January 2008; balance stated is net of imputed interest at 8.6% a year.	226,531	326,395
Note Payable due from a prior business acquisition. The note is subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. The monthly payment terms are equal to (i) $5,000 or (ii) $7,500 if EBITDA (as defined in the note) is at least $75,000 or (iii) $10,000 if EBITDA is $100,000 or greater, plus interest at prime plus 1%.
	112,623	112,623
Notes Payable due a prior business acquisition. The notes are subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. Due in monthly payments equal to (i) $10,000 or (ii) $15,000 if EBITDA (as defined in the note) is at least $75,000 or (iii) $20,000 if EBITDA is $100,000 or greater, plus interest at prime.
	344,207	344,207
Various capital lease obligations related to the acquisition of computer and office equipment in the Consolidated Statements of Operations. Capital leases are stated net of interest at nominal amounts.	70,481	71,723

Total debt	4,130,404	2,780,051
Less current portion of long-term debt	(312,521)	(576,336)

Noncurrent portion of long-term debt	$3,817,883	$2,203,715

At December 31, 2005, aggregate maturities of long-term debt including capital leases are as follows:

Year Ending December 31:

2006	$312,521
2007	601,793
2008	813,948
2009	1,257,187
2010	958,125
Thereafter	186,830

Total	$4,130,404

NOTE 8 — CAPITAL STOCK

The Company has authorized 111,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of voting common stock, par value $.001 per share (the “Voting common Stock”), (ii) 1,000,000 shares of non-voting common stock, par value $.001 per share (the “Non-voting Common Stock” and, together with the Voting Common Stock, the “Common Stock”) and (iii) 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”).

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005 and 2004, the Company had 50,341,451 and 22,663,491 shares, respectively, of voting common stock issued and outstanding.

In accordance with the merger (Note 3), the Dynax Solutions Inc. shareholders exchanged their shares of common stock for shares of enherent common stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 3.8359 of a share of enherent common stock for each share of the Dynax common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

On November 18, 2003, the Company’s stockholders approved an offer to exchange the then outstanding Series A, C and D preferred stock for 13,630,126 shares of common stock. In addition, Ableco, a holder of a note payable of $426,965, agreed to its cancellation. The Company incurred $307,514 of legal and other professional fees in connection with the recapitalization, which costs have been charged to operations in 2003.

During the year ended December 31, 2003, the Company issued 514,820 shares of common stock in exchange for compensation, severance and deferred compensation of a former executive. The Company valued the shares issued at approximately $0.123 per share for a total of $63,500, representing the fair value of the services received.

During the year ended December 31, 2004, the Company retired 414,342 shares of common stock held in treasury.

During the year ended December 31, 2004, the Company issued 1,917,950 shares of common stock in exchange for compensation and amended an executive employment agreement. The Company valued the shares issued at approximately $0.13 per share for a total of $250,000; representing the fair value of the services received.

In April 2005, the Company issued 26,953,103 shares of common stock relating to the merger (Note 3).

In July 2005, the Company issued 220,000 shares of common stock for options exercised at an average price of $0.08 per share.

In August 2005, the Company issued 504,857 shares of restricted common stock relating to an executive employment agreement. The Company valued the shares issued at approximately $0.11 per share for a total of $55,534.

NOTE 9 — STOCK BASED COMPENSATION

Stock Options

Prior to the enherent merger (Note 3), the Company had three stock option plans that provided for the granting of options to purchase up to 475,400, 500,000 and 2,500,000 shares of common stock to eligible employees, which plans were terminated upon the merger. Under the terms of the merger, each option to acquire shares of Dynax common stock that was outstanding under each stock option plan was exchanged for options to acquire shares of enherent at the rate of 3.8359 a share. The exercise price of the exchanged options was adjusted for the exchange ratio, with all other provisions of the options remaining unchanged.

In accordance with the merger, the Company assumed the enherent 1996 Stock Option Plan (the “1996 Plan”) for officers, employees, consultants and non-employee directors to purchase shares of the Company’s Common Stock. The 1996 Plan requires the Company to reserve a sufficient number of authorized shares for issuance upon the exercise of all options that may be granted under the 1996 Plan.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 24, 2005, the Board of Directors approved an amendment to the 1996 Option Plan that increased the shares reserved for issuance under the Option Plan from 4,302,000 to 8,242,617 to accommodate the Option Plan’s assumption of the Dynax stock options pursuant to the merger agreement.

On June 2, 2005, the stockholders of the Company approved, the 2005 Stock Incentive Plan (the “2005 Plan”) for the issuance of up to 4,000,000 shares of Company stock as incentive stock options, nonqualified stock options or restricted stock. No awards may be granted under the 2005 Plan on a date that is more than ten years after its effective date. The Compensation Committee of the Board may grant stock-based incentives to officers, employees, directors and consultants providing services to the Company. Non-employee directors may only receive awards of nonqualified stock options, pursuant to a formula stated in the 2005 Plan. In addition, any shares attributable to awards that are forfeited, cancelled, exchanged, surrendered or otherwise terminate or expire without a distribution of shares, will again be available for awards under the 2005 Plan.

During 2005, the Company made a modification to one stock plan agreement that included the acceleration of the exercise date of nonqualified stock options outstanding. The modification resulted from an early termination of a consulting agreement with a former executive.

A summary of the status of the Company’s outstanding stock options as of December 31, 2005 and the changes during the three years then ended are as follows:

		Weighted
		Average
	Shares	Price per Share

Outstanding — January 1, 2003	1,831,117	$1.70
2003 transactions:
Forfeited	(275,468)	1.17
Granted	3,068,870	0.12

Outstanding — December 31, 2003	4,624,519	$0.69
2004 transactions:
Forfeited	(1,209,329)	1.94
Granted	2,112,622	0.11

Outstanding — December 31, 2004	5,527,812	$0.19
2005 transactions:
Exercised	(220,000)	0.08
Forfeited	(540,441)	0.44
Granted	3,566,198	0.32

Outstanding — December 31, 2005	8,333,569	$0.23

The following table summarizes information about the stock options outstanding as at December 31, 2005:

			Weighted
			Average
			Remaining
Exercise	Number	Number	Contractual
Prices	Outstanding	Exercisable	Life

$0.03-$0.29	7,655,978	5,189,839	8.8
$0.66-$0.78	327,566	327,566	3.4
$1.13-$1.82	125,550	125,547	4.8
$2.19-$2.75	178,075	178,075	3.7
$3.63-$5.63	46,400	46,400	3.8

Total	8,333,569	5,867,427

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Pursuant to an employment agreement, the Company on August 15, 2005 entered into a Restricted Stock Agreement and a Stock Option Award Agreement with an executive which granted to the executive 504,857 shares of restricted stock (equal to 1% of the Company’s outstanding common stock on the date of grant), with a value of $0.11 per share, one-half of which vests six months from the effective date of the agreement and one-half vests on the first anniversary of the effective date. The vesting schedule for the restricted stock accelerates by six (6) months in the event of a termination of employment for other than cause. In the event of a change of control, the restricted stock becomes fully vested.

NOTE 10 — INCOME TAXES

At December 31, 2005 the Company has federal net operating loss carryforwards of approximately $49.9 million and state net operating loss carryforwards of approximately $53.2 million that will be available to offset future taxable income, if any, which begin to expire in 2018. However, as a result of the merger with enherent (Note 3), the amount of net operating loss carryforward available to be utilized in reduction of future taxable income was reduced to approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

A 100% valuation allowance has been established as a reserve against the deferred tax assets arising from the net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future. Therefore, the provision for income taxes for the years ended December 31, 2005 and 2004 differs from the amount that would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

At December 31, 2005, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carryforwards	$5,280,000
Deferred rent	7,000
Allowance for bad debts	38,000
Deferred compensation	91,000
Amortization	1,220,000
Depreciation	30,000

Subtotal	6,666,000
Less valuation allowance	(6,666,000)

Balance	$—

NOTE 11 — RESTRUCTURING CHARGES

During 2002 and continuing into 2003, the Company adopted a restructuring plan to reduce operating costs and increase operating efficiency. As a result of the continuing restructuring measures in 2003, the Company entered into separation agreements with former executives of the Company, including settlement of all claims by the Company’s former Chairman of the Board. In this connection with this matter, in 2003 the Company charged to operations $366,495 representing the net compensation, severance and deferred compensation of these former executives.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — RETIREMENT PLANS

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Prior to the merger, the Company’s plan provided for optional profit sharing contributions by the Company as determined by management. No optional profit sharing contributions were authorized for the years ended December 31, 2004 and 2003. Effective April 1, 2005, the Company adopted enherent’s existing 401(k) plan which matched 100% of employee contributions of up to 3% of eligible compensation. The Company charged operations for its matching contribution of approximately $37,000 for the year ended December 31, 2005.

NOTE 13 — SEGMENT INFORMATION

The Company operates in one industry segment, providing information technology solutions to its clients and is managed as one line of business. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. The Company’s management relies on the internal management system to provide sales, cost and asset information for the business as a whole.

During the years ended December 31, 2005, 2004 and 2003, the Company had only domestic operations.

NOTE 14	— COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and operating facilities under noncancelable operating leases, expiring at various dates through August 2009. The leases contain real estate tax and operating escalations.

Rent expense is included in general and administrative expenses in the consolidated financial statement of operations. The rentals under these leases are recorded for financial accounting purposes on a straight-line basis. Accrued future rentals give effect to both future scheduled increases and certain concessions at lease inception. This liability will be reduced in future years to the extent that the minimal rentals payable in those years exceeds the average net expense recorded on the straight-line basis.

The Company also leases office equipment under noncancelable operating leases, expiring at various times through 2007.

Future minimum lease payments under operating leases are as follows:

Year Ending December 31,

2006	$480,499
2007	249,244
2008	169,308
2009	110,025

Total minimum lease payments	$1,009,076

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $486,000, $370,000 and $380,000, respectively.

Employment Agreements

As of December 31, 2005, the Company had employment agreements with five of its executive officers that provide for aggregate annual compensation of approximately $1,023,000, subject to annual adjustment, plus incentive bonuses as defined in the agreements. Two of these employment agreements have three-year terms that

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renew automatically for additional one-year terms if neither the Company nor the executive give notice of nonrenewal. The other three agreements have one-year terms that renew automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal. The Company has given notice of non-renewal pursuant to three of these agreements, but contemplates entering into replacement agreements on substantially the same terms with respect to one or more of the nonrenewed agreements.

The employment agreements create certain liabilities on the part of the Company for severance payments in the event that the agreements are terminated or not renewed for specified reasons, including following a change of control. The severance obligations range from three months of salary to two years of salary plus bonus, depending on the executive and the circumstances of termination. The employment agreements include certain confidentiality, noncompetition and assignment of invention provisions for the benefit of the Company.

Litigation

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 15 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company charged to operations $45,000 for consulting services performed by the Vice Chairman of the Company. Effective December 31, 2005, this individual retired as Vice Chairman but continues to serve as a director of the Company. In connection with his retirement as Vice Chairman of the Company, the Company entered into an amended agreement that will pay him $5,000 a month for additional services through June 30, 2006.

As of January 9, 2006, the Board of Directors of the Company elected a new nonexecutive Vice Chairman of the Board of Directors. In connection with his election, the Company and the new Vice Chairman entered into an agreement pursuant to which he agreed to serve as Vice Chairman of, and to provide additional services to, the Company through December 31, 2007, but can be terminated earlier by either party on thirty days’ written notice. Pursuant to the terms of the agreement, the Company agreed to pay the Vice Chairman $5,000 per month and granted him a non-qualified stock option to purchase up to 300,000 shares of Company common stock at $0.125 a share. The option which was granted pursuant to the 2005 Plan, has a ten-year term, subject to earlier termination in certain circumstances, and vests as to 50,000 shares as of the date of grant and as to 125,000 shares on each of December 31, 2006 and 2007, in each case provided that he still serves as Vice Chairman on each such date.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions(a)	Period
	(In thousands)

Year ended December 31, 2003
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$229	$—	$129	$100
Year ended December 31, 2004
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$100	$(50)	$—	$50
Year ended December 31, 2005
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$50	$45	$—	$95

(a)	Uncollectible receivables written off.

INDEX TO EXHIBITS

Item
No.			Description

2.1		—	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).
2.2		—	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).
3.1		—	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3		—	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).
3.4		—	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).
3.5		—	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).
4.1		—	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
4.2		—	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).
4.3		—	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).
*10	.1	—	Employment Agreement dated December 1, 2003, between James C. Minerly and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
*10	.2	—	Employment Agreement dated February 16, 2004, between Douglas A. Catalano and the Company with Exhibit A and Amendment (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
*10	.3	—	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.4	—	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.5	—	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
10.6		—	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).
10.7		—	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).
*10	.8	—	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).
*10	.9	—	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).
*10	.10	—	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed November 15, 2004).

E-1

Item
No.			Description

10.11		—	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).
10.12		—	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.13	—	Consulting Agreement dated April 1, 2005 between Douglas A. Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.14	—	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.15	—	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).
*10	.16	—	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).
*10	.17	—	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).
*10	.18	—	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).
*10	.19	—	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10	.20	—	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10	.21	—	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10	.22	—	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).
*10	.23	—	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).
14.1		—	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
21.1		—	List of Subsidiaries (filed herewith).
23.1		—	Consent of Cornick, Garber & Sandler, LLP, dated March 28, 2006 (filed herewith).
31.1		—	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
31.2		—	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
32.1		—	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).
32.2		—	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-2