Form 10-K/A
period 2005-12-31
ENHERENT CORP
filed 2006-05-15
CIK 1045560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A-1

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

enherent Corp. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2005 on March 31, 2006 (the “Original Report”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Original Report primarily to expand and correct certain pro forma financial information contained in Note 3 to the Consolidated Financial Statements and references to that information in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation. This Amendment No. 1 does not revise or update or in any way effect any other information or disclosures contained in the Original Report, except for Item 9A, Signatures, and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

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

Prior to the merger, Dynax had a business relationship with Agilysys, a value added computer hardware and software products distributor. As a result of the merger, the Dynax pre-existing relationship has been transferred to enherent. enherent purchases equipment products for resale from Agilysys, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs. enherent is committed to maintaining and expanding its IBM business partnership to support revenue growth in its system integration and application solutions services areas.

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

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Service Revenues:

Service revenues increased 65.3% to $23.8 million for the year ended December 31, 2005 from $14.4 million for the year ended December 31, 2004. The increase was attributable primarily to the additional revenues generated from the merger. Additionally, the unaudited combined pro-forma results set forth in Note 3 of the consolidated financial statements, which are presented under the assumption that the merger occurred as of the first day of each period, reflect a 0.7% increase in service revenues for the year ended December 31, 2005 compared to the same period in 2004. The 0.7% increase was attributable to a higher volume of services provided to customers.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

In connection with the preparation of the Original Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

Subsequent to filing its Original Report, the Company determined that the unaudited pro forma results set forth in Note 3 to the Consolidated Financial Statements were presented incorrectly.

In connection with revising Note 3 to the Consolidated Financial Statements as provided in this Amendment No. 1, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15), as of December 31, 2005. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

Subsequent to the discovery of the incorrect pro forma presentation, the Company has taken the following steps to improve its disclosure controls and procedures:

•	improving timing of quarterly closings to increase the time available between closing and filing of the quarterly and annual reports for internal and external review of the reports;

•	formalizing the role of the Company’s senior accounting manager in the review process of quarterly and annual reports and other SEC filings containing financial information; and

•	specifying that the Company senior accounting manager’s review should include comparison of current Company filings with historical Company filings.

In addition, the Company has requested that the Company’s independent registered public accounting firm assign additional staff to the Company’s audit team to aid in the review process of the Company’s SEC filings.

The Company’s management believes that these steps will be sufficient to provide for effective disclosure controls and procedures in future periods.

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

Date: May 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer, President and
Director
(Principal Executive Officer)

Date: May 15, 2006

By:	/s/ KARL BRENZA
Karl Brenza
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date: May 15, 2006

By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Director

Date: May 15, 2006

By:	/s/ THOMAS MINERVA
Thomas Minerva
Vice Chairman and Director

Date: May 15, 2006

S-1

By:	/s/ FAITH GRIFFIN
Faith Griffin
Director

Date: May 15, 2006

By:	/s/ WILLIAM CARY
William Cary
Director

Date: May 15, 2006

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

	Year Ended December 31,
	2005	2004

Revenues:
Service revenue	$27,519,000	$27,339,000
Equipment and software revenue	3,532,000	4,024,000

Total revenues	31,051,000	31,363,000
Pro forma loss before non-recurring merger related expenses	(282,000)	(1,193,000)
Merger related costs incurred directly by acquired entity and other non-recurring costs	(1,178,000)	(1,778,000)

Pro forma net loss	$(1,460,000)	$(2,971,000)
Basic and diluted net (loss) per common share	$(0.03)	$(0.06)
Weighted average shares — basic and diluted	49,914,000	47,289,000

NOTE 4 — FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements consist of the following:

			Estimated
	December 31,		Useful Lives
	2005	2004	(Years)

Furniture, fixtures and equipment	$2,132,799	$1,940,381	7
Leasehold improvements	272,818	272,818	7-10

Total	2,405,617	2,213,199
Less accumulated depreciation and amortization	(2,150,242)	(1,927,474)

Balance*	$255,375	$285,725

*	Balance includes net assets under capital leases of approximately $99,000 in 2005 and $16,000 in 2004.

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

NOTE 6 — REVOLVING CREDIT FACILITY

On April 1, 2005, following the consummation of the enherent merger, the Company entered into an Amended and Restated Credit Agreement with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provides

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of Term Loan A and Term Loan B previously outstanding. The loans are collateralized by all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate; or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. The loans under the revolving credit agreement are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The loan agreement requires that the Company maintain certain financial covenants. [Insert waiver details]

At December 31, 2005 and 2004, the revolving credit facility balance outstanding was $3,465,519 and $2,596,549, respectively.

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employment Agreements

As of December 31, 2005, the Company had employment agreements with five of its executive officers that provide for aggregate annual compensation of approximately $1,023,000, subject to annual adjustment, plus incentive bonuses as defined in the agreements. Two of these employment agreements have three-year terms that renew automatically for additional one-year terms if neither the Company nor the executive give notice of nonrenewal. The other three agreements have one-year terms that renew automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal. The Company has given notice of non-renewal pursuant to three of these agreements, but contemplates entering into replacement agreements on substantially the same terms with respect to one or more of the nonrenewed agreements.

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions(a)	Period
	(In thousands)

Year ended December 31, 2003
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$229	$—	$129	$100
Year ended December 31, 2004
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$100	$(50)	$—	$50
Year ended December 31, 2005
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$50	$45	$—	$95

(a)	Uncollectible receivables written off.

INDEX TO EXHIBITS

Item
No.			Description

2.1		—	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).
2.2		—	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).
3.1		—	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).
3.3		—	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).
3.4		—	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).
3.5		—	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).
4.1		—	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).
4.2		—	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).
4.3		—	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).
*10	.1	—	Employment Agreement dated December 1, 2003, between James C. Minerly and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
*10	.2	—	Employment Agreement dated February 16, 2004, between Douglas A. Catalano and the Company with Exhibit A and Amendment (Incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
*10	.3	—	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.4	—	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.5	—	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).
10.6		—	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).
10.7		—	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).
*10	.8	—	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).
*10	.9	—	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).
*10	.10	—	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed November 15, 2004).

E-1

Item
No.			Description

10.11		—	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).
10.12		—	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.13	—	Consulting Agreement dated April 1, 2005 between Douglas A. Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.14	—	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).
*10	.15	—	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).
*10	.16	—	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).
*10	.17	—	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).
*10	.18	—	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).
*10	.19	—	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10	.20	—	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10	.21	—	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10	.22	—	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).
*10	.23	—	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).
14.1		—	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).
21.1		—	List of Subsidiaries (previously filed).
23.1		—	Consent of Cornick, Garber & Sandler, LLP, dated May [ ], 2006 (filed herewith).
31.1		—	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
31.2		—	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).
32.1		—	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).
32.2		—	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-2