Form 10-Q
period 2006-03-31
ENHERENT CORP
filed 2006-05-15
CIK 1045560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Larger Accelerated Filer ☐                                                        Accelerated Filer ☐                                                       Non-Accelerated Filer ☑
Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of April 28, 2006
Common stock, par value $.001	50,361,451

enherent Corp. and Subsidiaries

i

Part I. Financial Information
Item 1. Financial Statements
ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$295,112	$320,574
Accounts receivable, net	4,370,921	4,996,626
Prepaid and refundable taxes	16,943	18,427
Prepaid expenses and other current assets	77,414	254,756

Total current assets	4,760,390	5,590,383

Furniture, equipment and improvements, net	231,702	255,375

Goodwill and other intangibles, net	4,734,278	4,759,278
Deferred financing costs, net	114,417	123,952
Other assets	24,689	24,689

T O T A L	$9,865,476	$10,753,677

LIABILITIES
Current liabilities:
Revolving credit facility	$3,694,286	$3,465,519
Current portion of long-term debt	327,892	312,521
Accounts payable and accrued expenses	2,335,811	3,302,094
Deferred revenue	157,065	143,898
Accrued compensation and benefits	910,391	605,187

Total current liabilities	7,425,445	7,829,219

Long-term liabilities:
Long-term debt, net of current portion above	3,759,038	3,817,883
Noncurrent rent payable	12,558	18,261

Total long-term liabilities	3,771,596	3,836,144

Total liabilities	11,197,041	11,665,363

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized — 10,000,000 shares, issued — none	—	—
Common stock, $.001 par value, authorized — 101,000,000 shares, issued and outstanding — 50,361,451 in 2006 and 50,341,451 shares in 2005	50,361	50,341
Additional paid-in capital	27,174,889	27,091,409
Unearned compensation on restricted stock	(10,411)	(24,295)
Accumulated deficit	(28,546,404)	(28,029,141)

Total capital deficiency	(1,331,565)	(911,686)

T O T A L	$9,865,476	$10,753,677

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31 ,
	2006	2005
Revenues:
Service revenue	$6,615,724	$3,087,362
Equipment and software revenue	435,401	688,323

Total revenues	7,051,125	3,775,685

Cost of revenues:
Cost of services	5,188,217	2,376,874
Cost of equipment and software	315,813	510,409

Cost of revenues	5,504,030	2,887,283

Gross profit	1,547,095	888,402

Operating expenses:
Selling, general and administrative	1,791,665	1,284,980
Depreciation and amortization expense	81,233	65,330

Total operating expenses	1,872,898	1,350,310

Operating loss	(325,803)	(461,908)

Interest expense	(188,310)	(118,045)

Loss before income taxes	(514,113)	(579,953)

Provision for income taxes	(3,150)	(7,650)

NET LOSS	$(517,263)	$(587,603)

Basic and diluted net loss per share	$(0.01)	$(0.03)

Number of shares used in computing basic and diluted net loss per share	50,360,340	22,663,491

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net loss	$(517,263)	$(587,603)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Bad debt expense	30,000	—
Depreciation and amortization	81,233	65,330
Deferred compensation	13,884	—
Deferred rent	(5,703)	(6,237)
Deferred revenue	13,167	187,727
Stock based compensation	83,000	—
Changes in assets and liabilities:
Accounts receivable	595,705	627,243
Prepaid expenses and other current assets	177,342	7,760
Prepaid and refundable taxes	1,484	4,090
Accounts payable, accrued expense and accrued compensation and benefits	(661,079)	201,557

Net cash (used for) provided by operating activities	(188,230)	499,867

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(23,025)	(33,564)
Payments of direct merger costs	—	(102,274)

Net cash used for investing activities	(23,025)	(135,838)

Cash flows from financing activities:
Proceeds received from exercised stock options	500	—
Net proceeds (repayments) under revolving loan	228,767	(129,226)
Principal repayments on term loan	—	(75,000)
Principal payments on capital lease obligations	(16,561)	(10,715)
Repayment of other notes payable	(26,913)	(26,238)

Net cash provided by (used for) financing activities	185,793	(241,179)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,462)	122,850

Cash and cash equivalents — January 1,	320,574	28,647

CASH AND CASH EQUIVALENTS — March 31,	$295,112	$151,497

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$152,278	$111,731

Income taxes	$1,666	$3,560

Noncash investing and financing transactions:
Accrued deferred acquisition cost	$—	$118,330

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	March 31,
	2006	2005
Numerator:
Net loss	$(517,263)	$(587,603)

Denominator:
Weighted average of shares outstanding — basic and diluted	50,360,340	22,663,491
Basic and diluted loss per share	$(0.01)	$(0.03)
The weighted average outstanding shares of the Company prior to the merger are based on the outstanding shares of Dynax after giving effect to the exchange ratio of 3.8359 shares of enherent issued for each share of Dynax in the Merger. For all periods presented, the computation of net loss per share excludes the effect of stock options as they were antidilutive.
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

enherent has followed the guidance of SFAS No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, not be amortized for financial accounting purposes. enherent has recognized goodwill and other intangibles of $4,834,278 in connection with this Merger.

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

	Three Months Ended
	March 31,
	Historical	Pro forma
	2006	2005
Service revenue	$6,616,000	$6,817,000
Equipment and software revenue	435,000	688,000
Total revenues	7,051,000	7,505,000

Net loss	$(517,000)	$(1,542,000	) (1)
Basic and diluted loss per share	$(0.01)	$(0.03)

(1)	Includes non-recurring merger expenses of approximately $1,178,000.
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

Prior to January 1, 2006, the Company accounted for stock options Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in the Company’s net income for the three months ended March 31, 2006 being approximately $83,000 lower than if it had continued to account for stock-based compensation under APB Opinion No. 25 and had minimal impact on basic and diluted earnings per share as reported for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards vesting during the quarter ending March 31, 2005:

2005
Net loss available to common stockholders as reported	$(587,603)
Total stock option expense determined under fair value base method	(8,000)
Pro forma net loss	$(595,603)

Net loss per common share as reported:
Basic and diluted	$(0.03)
Net loss per common share pro forma:
Basic and diluted	$(0.03)

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Risk-free interest rate	5.25%	5.00%

Dividend yield	0%	0%

Volatility factors of the expected market price for our common stock	49.00%	192.00%

Weighted average expected life of options	10 years	10 years
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
5.	Contingencies:

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
          The following discussion provides information that management believes is relevant to an assessment and an understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
          enherent’s client base is concentrated in Connecticut, New York and New Jersey. enherent is headquartered in New York City with executive offices at 192 Lexington Avenue.
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
          Management’s discussion and analysis addresses enherent’s historical results of operations and financial condition as shown in its consolidated financial statements for the three months ended March 31, 2006 and 2005. Consistent with the accounting treatment applied to the Merger, the historical financial statements of enherent presented in this Form 10-Q for periods prior to the Merger date are the statements of Dynax. Therefore, the consolidated historical financial statements for the three-month period ending March 31, 2005 included in this Form 10-Q differ from the consolidated historical financial statements of enherent as previously reported in the prior year. The operations of the former enherent business have been included in the financial statements from the date of the Merger.

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
Goodwill and Other Intangible Assets
          In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. It must, however, be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002. In March 2006, the Company’s goodwill and other intangibles were evaluated for impairment. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.
          In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
Deferred Taxes
          At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $49.9 million and state net operating loss carry forwards of approximately $53.2 million that will be available to offset future taxable income, if any, which begin to expire in 2018. However, as a result of the Merger, the amount of net operating loss carry forward available to be utilized in reduction of future taxable income was reduced to approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the Merger. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income.
Results of Operations:
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Service Revenues:
          Service revenues increased 114.3% to $6.6 million for the three months ended March 31, 2006 from $3.1 million for the three months ended March 31, 2005. The increase was attributable primarily to the additional revenues generated from the Merger. Additionally, the unaudited combined pro-forma results set forth in Note 3, which are presented under the assumption that the Merger occurred as of the first day of each three month period, reflect a 3.0% decrease in service revenues for the three months ended March 31, 2006 compared to the same period in 2005. The 3.0% decrease was attributable to a slightly higher seasonal slowdown in services during the quarter relative to the first quarter of 2005.
          Gross profit from service revenues increased 100.9% to $1.4 million for the three months ended March 31, 2006 from $710,000 for the three months ended March 31, 2005. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.
          Gross profit as a percentage of service revenues declined to 21.6% for the three months ended March 31, 2006 from 23.0% for the three months ended March 31, 2005. The decrease in gross profit percentage was attributable primarily to lower consultant untilization and lower gross profit margins on certain time and material based client engagements.

Equipment and Software Revenues:
          Equipment and software revenues decreased 36.7% to $435,000 for the three months ended March 31, 2006 from $688,000 for the three-months ended March 31, 2005. The decrease in equipment and software revenues was attributable primarily to a slightly higher seasonal slowdown in equipment and software sales during the quarter relative to the first quarter of 2005.
          Gross profit from equipment and software revenues decreased 32.8% to $120,000 for the three month period ended March 31, 2006 from $178,000 for the three month period ending March 31, 2005. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the first quarter of 2006.
          Gross profit as a percentage of revenue, depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance their purchase, the Company recognizes only the net commission revenue versus the gross revenue.
          Gross profit as a percentage of equipment and software revenues increased to 27.5% for the three months ended March 31, 2006 from 25.8% for the three months ended March 31, 2005, as a result of a slightly higher margin mix of equipment and software transactions.
Operating Expenses:
          Operating expenses increased 38.7% to $1.9 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. The increase was due primarily to additional selling, general and administrative payroll costs incurred as a result of the Merger and stock based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006.
Interest Expense:
          Interest expense increased 59.5% to $188,000 for the three months ended March 31, 2006 from $118,000 for the three months ended March 31, 2005. The increase was due primarily to the increase in the revolving line of credit and assumption of long term debt obligations as a result of the Merger.
Provision for Income Taxes:
          Provision for income taxes relates primarily to revenue-based and minimum state taxes and is not impacted by the availability of net operating loss carry forwards.
Net Loss:
          Net loss decreased to $517,000 for the three months ended March 31, 2006 from $588,000 for the three months ended March 31, 2005. The net loss decrease was due primarily to a $250,000 bonus payable to the Company’s CEO incurred during the three months ended March 31, 2005 pertaining to the Merger.
Loss Per Share:
     Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the Merger date) for the three-month period ended March 31, 2005, and the weighted average number of Company shares outstanding after the Merger date for the three-month period ended

March 31, 2006. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.
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
          Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of March 31, 2006, the balance outstanding under the revolving credit facility was $3.7 million. The Term Loan A, payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, was fully repaid as of December 31, 2005. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of September 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.
          On March 6, 2006, the Company entered into a First Amendment to the Amended Credit Agreement. The First Amendment provided the Company with an additional $100,000 of availability under the revolving credit facility through June 30, 2006. In addition, the Company has agreed to use its best efforts to obtain, within 180 days of March 6, 2006, additional cash equity investments in the Company in the aggregate amount of not less than $1,000,000. In consideration for delivery of this First Amendment by Ableco, the Company agreed to pay Ableco a fee equal to $15,000, in three equal installments.
          The Amended Credit Agreement requires that the Company maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.0 to 1.0 as of the end of each fiscal quarter and that the Company generate at least $300,000 of Consolidated EBITDA (as defined in the Amended Credit Agreement) in each fiscal quarter. The Amended Credit Agreement also contains covenants that restrict the Company’s ability to, among other things, grant liens, incur indebtedness, effect fundamental changes in its business, make loans or advances of money, incur lease obligations, make capital expenditures, pay or permit subsidiaries to pay dividends, make restricted payments, enter into transactions with affiliates, issue capital stock, modify the terms of existing indebtedness, compromise accounts receivable, make amendments to its organic documents and repay subordinated indebtedness. Finally, the Amended Credit Agreement contains customary representations, warranties, affirmative covenants and events of default. In the first quarter of 2006, the Company did not meet the minimum Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement and received a waiver from Ableco for the period concerning these two covenants. The Company’s inability to meet these covenants has resulted from the significantly higher payroll tax expenses it experiences in the first quarter relative to other quarters, as well as a seasonal slowdown in both services and equipment and software sales during the quarter. The Company has experienced an increase in business activity during the later part of the quarter and anticipates this trend to continue in subsequent quarters of 2006.
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
          The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of March 31, 2006, the aggregate balance outstanding was $667,000, representing $457,000 of principal and $210,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.
          The Company has a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 are due commencing April 15, 2005. As of March 31, 2006, the principal balance outstanding was $100,000.
          The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of March 31, 2006, the balance outstanding was $200,000, net of imputed interest.
          As of March 31, 2006, the Company’s long-term obligations with maturities of less than one year totaling $4.0 million consist of the Ableco revolving asset based credit facility of $3.7 million, capital leases of $32,000, compensation payable to the former chairman of $82,000, and subordinated notes in the aggregate amount of $214,000.
          Cash and cash equivalents were $295,000 at March 31, 2006 compared to $321,000 at December 31, 2005.
          The Company generated negative cash flow from operations of $188,000 during the three months ended March 31, 2006. The primary use of cash during the three months ended March 31, 2006 was to fund operating losses and interest expenses. During the three months ended March 31, 2005, the Company generated positive cash flow from operations of $500,000 due primarily to accelerated customer collections while increasing accounts payable balances due to vendors.
          Cash used investing activities for the three-month period ended March 31, 2006 was $23,000 relating to computers, software upgrades and office equipment. During the three months ended March 31, 2005, cash used in investing activities was $136,000, consisting of $102,000 of deferred merger costs and $34,000 of computer, software upgrades and office equipment.
          Cash provided by financing activities for the three months ended March 31, 2006 was $186,000, consisting of net proceeds from the revolving credit facility of $229,000, offset by principal repayments of long term debt and capital leases of $43,000. Cash used in financing activities during the three months ended March 31, 2005 was $241,000 consisting of net repayments from the revolving credit facility of $129,000 and principal debt repayments of long term debt and capital leases of $112,000.
          The Company’s accounts receivable were $4.4 million at March 31, 2006 and $5.0 million at December 31, 2005. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 57 days as of March 31, 2006 and 54 days as of December 31, 2005. The increase in DSO was primarily the result of slightly slower collections during the quarter from certain customers.
          Inflation did not have a material impact on enherent’s revenue or loss from operations.
          The Company’s working capital deficiency was $2.7 million and $2.2 million as of March 31, 2006 and December 31, 2005, respectively. The working capital deficiency arose primarily because the outstanding balance ($3.7 million in March 31, 2006 and $3.5 million in December 31, 2005) due under the revolving credit agreement with Ableco which expires in March, 2008, is required to be classified as a current liability under generally accepted account principles and in accordance with the provisions of Emerging Issues Task Force Issue 95-22.
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
Contractual Obligations and Commercial Commitments:
The following table of contractual obligations sets forth the contractual obligations of enherent as of March 31, 2006:

	Payments due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	7,727,297	3,990,006	2,945,461	791,830	—

Capital Lease Obligations	53,919	32,172	21,747	—	—

Operating Lease Obligations	877,152	437,584	439,568	—	—

Total	8,568,368	4,459,762	3,406,776	791,830	—

Forward-looking and Cautionary Statements:
          This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve substantial risks and uncertainties. These forward-looking statements include information about possible or assumed future results of enherent’s operations. Statements made in this SEC filing that are qualified with words such as “anticipates,” “would”, “believes,” “expects,” “estimate,” “predict,” “plan,”, “project,” “will,” “should,” “intend” and similar expressions as they relate to enherent or its management are intended to identify such forward-looking statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          For the period ended March 31, 2006, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
          The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006, due to the identification of the incorrect presentation of unaudited pro forma results in Note 3 to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2006.
          The Company has amended the Form 10-K to correct the pro forma presentation. Subsequent to the discovery of the incorrect pro forma presentation, during the quarter ending June 30, 2006, the Company has taken the following steps to improve its disclosure controls and procedures:
•	improving timing of quarterly closings to increase the time available between closing and filing of the quarterly and annual reports for internal and external review of the reports;

•	formalizing the role of the Company’s senior accounting manager in the review process of quarterly and annual reports and other SEC filings containing financial information; and

•	specifying that the Company senior accounting manager's review should include comparison of current Company filings with historical Company filings.
          In addition, the Company has requested that the Company’s independent registered public accounting firm assign additional staff to the Company’s audit team to aid in the review process of the Company’s SEC filings.
          There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.
Item 5. Other Information
Termination of Material Definitive Agreements
          On February 21, 2006, the Company provided notice to each of Roger DiPiano, Lori Stanley and David Green of the non-renewal of each such executive officer’s employment agreement. As a result, each such officer’s employment agreement with the Company terminated on April 1, 2006. The following is a brief description of the material terms of each employment agreement and the material circumstances surrounding the termination of the agreements.
Roger DiPiano
          Effective April 1, 2005, upon consummation of the merger with Dynax Solutions, Inc., the Company entered into an employment contract with Roger DiPiano pursuant to which he would serve as the Company’s Chief Operating Officer. Pursuant to the terms of his employment contract, Mr. DiPiano received an annual base salary of $175,000 for his services as Chief Operating Officer. The Company could, in its discretion, change the base salary during the term of the employment agreement for legitimate business reasons. As Chief Operating Officer, he provides leadership and day-to-day management of the Company’s operational and financial activities and goals. The Chief Operating Officer is also responsible for monitoring and overseeing all financial and operational activities, including: client profitability; consultant profitability; project profitability; and revenue recognition. The employment agreement provided for an annual performance bonus based on personal and company goals to be determined by the Company. The term of Mr. DiPiano’s employment agreement commenced as of April 1, 2005 and continued until April 1, 2006. The agreement was subject to automatic annual renewal in order to maintain a one year term unless either party delivered to the other written notice of non-renewal at least 30 days before the annual anniversary of the effective date, but on February 21, 2006, the Company provided Mr. DiPiano with a letter of non-renewal. Mr. DiPiano continues to serves as the Company’s Chief Operating Officer on an at-will basis.
          In the event that the Company had terminated Mr. DiPiano’s employment without “cause” or Mr. DiPiano had terminated his employment for “good reason” (“cause” and “good reason” are defined in the employment agreement), the Company would have been required to make a severance payment to Mr. DiPiano equal to six months of his base salary; provided however, no severance payment would be due if the Company decided not to renew his employment. In addition, Mr. DiPiano would have been prohibited from competing with the Company or soliciting its employees within the geographic area set forth in his employment agreement for a period of one year after the date of termination of his employment for any reason.
Lori Stanley
          Effective April 1, 2005, upon the consummation of the merger the Company entered into an employment agreement with Lori Stanley pursuant to which she became the Company’s Corporate Secretary and General Counsel. Pursuant to the terms of her employment agreement, Ms. Stanley receives an annual base salary of $175,000. The employment agreement provided for an annual performance bonus of up to ten percent of her base salary based on personal and company goals to be determined by the Company. The term of Ms. Stanley’s employment agreement commenced as of April 1, 2005 and continued until April 1, 2006. The agreement was subject to automatic annual renewal unless either party delivered to the other written notice of non-renewal at least 30 days before the annual anniversary of April 1, but on February 21, 2006, the Company provided Ms. Stanley with a letter of non-renewal. Subsequently, the Company entered into a new employment agreement with Ms. Stanley, effective as of April 1, 2006, on terms substantially similar to the previous agreement. The new agreement expires on April 1, 2007 and is subject to automatic annual renewal unless either party delivers to the other written notice of non-renewal at least 30 days before the annual anniversary of April 1.
          In the event that Ms. Stanley’s employment is terminated by the Company without “cause” or by Ms. Stanley for “good reason” (“cause” and “good reason” are defined in the employment agreement), the Company will be required to make a severance payment to Ms. Stanley equal to six months of her base salary; provided however, no severance payment shall be due if the Company decides not to renew her employment. In addition, Ms. Stanley will be prohibited from competing with the Company or soliciting its employees within the geographic area set forth in her employment agreement for a period of one year after the date of termination of her employment for any reason.
David Green
          Effective April 1, 2005, upon the consummation of the merger, the Company entered into an employment agreement with David Green pursuant to which he became the Company’s Senior Vice President, Administration. Pursuant to the terms of his employment agreement, Mr. Green received an annual base salary of $150,000. The employment agreement provided for an annual performance bonus of up to twenty percent of his base salary based on personal and company goals to be determined by the Company. Mr. Green’s period of employment commenced as of April 1, 2005 and continued until April 1, 2006. The agreement was subject to automatic annual renewal unless either party delivered to the other written notice of non-renewal at least 30 days before the annual anniversary of April 1, but on February 21, 2006, the Company provided Mr. Green with a letter of non-renewal. Mr. Green resigned as the Company’s Senior Vice President effective March 31, 2006.
          In the event that the Company had terminated Mr. Green’s employment without “cause” or Mr. Green terminated his employment for “good reason” (“cause” and “good reason” are defined in the employment agreement), the Company would have been required to make a severance payment to Mr. Green equal to six months of his base salary; provided however, no severance payment would be due if the Company decided not to renew his employment. In addition, Mr. Green is prohibited from competing with the Company or soliciting the Company’s employees within the geographic area set forth in his employment agreement for a period of one year after the date of termination of his employment.
Item 6. Exhibits.
(a) See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	May 15, 2006	BY:	/s/ Pamela A. Fredette Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE	May 15, 2006	BY:	/s/ Karl Brenza

Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

E-1

Exhibit
Number	Description of Exhibit

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.13	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.15	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.16	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.17	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

E-2

Exhibit
Number	Description of Exhibit

10.18	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.19	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.20	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

10.21	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2006).

10.22	Agreement by and between enherent Corp. and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006)

10.23	Non-Qualified Stock Option Award Agreement by and between enherent Corp. and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006)

10.24	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-3