Form 10-Q
period 2006-06-30
ENHERENT CORP
filed 2006-08-14
CIK 1045560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of August 7, 2006

Common stock, par value $.001	50,361,451

enherent Corp. and Subsidiaries

i

Part I. Financial Information
Item 1. Financial Statements.
ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$237,653	$320,574
Accounts receivable, net	4,787,387	4,996,626
Prepaid and refundable taxes	13,943	18,427
Prepaid expenses and other current assets	433,769	254,756

Total current assets	5,472,752	5,590,383

Furniture, equipment and improvements, net	233,997	255,375

Goodwill and other intangibles, net	4,709,278	4,759,278
Deferred financing costs, net	104,882	123,952
Other assets	24,689	24,689

T O T A L	$10,545,598	$10,753,677

LIABILITIES

Current liabilities:
Revolving credit facility	$3,623,480	$3,465,519
Current portion of long-term debt	369,226	312,521
Accounts payable and accrued expenses	2,984,430	3,302,094
Deferred revenue	258,152	143,898
Accrued compensation and benefits	874,517	605,187

Total current liabilities	8,109,805	7,829,219

Long-term liabilities:
Long-term debt, net of current portion above	3,696,177	3,817,883
Noncurrent rent payable	6,855	18,261

Total long-term liabilities	3,703,032	3,836,144

Total liabilities	11,812,837	11,665,363

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized — 10,000,000 shares, issued — none	—	—
Common stock, $.001 par value, authorized — 101,000,000 shares, issued and outstanding — 50,361,451 in 2006 and 50,341,451 shares in 2005	50,361	50,341
Additional paid-in capital	27,205,888	27,091,409
Unearned compensation on restricted stock	(3,469)	(24,295)
Accumulated deficit	(28,520,019)	(28,029,141)

Total capital deficiency	(1,267,239)	(911,686)

T O T A L	$10,545,598	$10,753,677

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Service revenue	$7,146,831	$6,840,108	$13,762,555	$9,927,470
Equipment and software revenue	399,622	668,586	835,023	1,356,909

Total revenues	7,546,453	7,508,694	14,597,578	11,284,379

Cost of revenues:
Cost of services	5,431,339	5,156,860	10,619,556	7,533,734
Cost of equipment and software	296,085	492,308	611,898	1,002,717

Cost of revenues	5,727,424	5,649,168	11,231,454	8,536,451

Gross profit	1,819,029	1,859,526	3,366,124	2,747,928

Operating expenses:
Selling, general and administrative	1,524,435	1,646,462	3,316,100	2,596,923
Non-recurring merger related expenses	—	238,708	—	573,227
Depreciation and amortization expense	81,702	91,556	162,935	156,886

Total operating expenses	1,606,137	1,976,726	3,479,035	3,327,036

Operating Income (loss)	212,892	(117,200)	(112,911)	(579,108)

Interest expense	(182,880)	(164,019)	(371,190)	(282,064)

Income (loss) before income taxes	30,012	(281,219)	(484,101)	(861,172)

Provision for income taxes	(3,627)	(1,909)	(6,777)	(9,559)

NET INCOME (LOSS)	$26,385	$(283,128)	$(490,878)	$(870,731)

Basic net income (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.02)

Number of shares used in computing basic net income (loss) per share	50,361,451	49,616,594	50,360,896	36,140,043

Diluted net income (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.02)

Number of shares used in computing diluted net loss per share	51,485,241	49,616,594	50,360,896	36,140,043

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net loss	$(490,878)	$(870,731)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Bad debt expense	30,000	(33,108)
Depreciation and amortization	162,935	156,886
Deferred compensation	20,826	—
Deferred rent	(11,406)	(8,121)
Deferred revenue	114,254	197,622
Stock based compensation	114,000	—
Changes in assets and liabilities:
Accounts receivable	179,239	81,885
Prepaid expenses and other current assets	(179,013)	28,494
Prepaid and refundable taxes	4,484	(49,584)
Other assets		(6,600)
Accounts payable, accrued expense and accrued compensation and benefits	(48,334)	(373,906)

Net cash (used for) operating activities	(103,893)	(877,163)

Cash flows from investing activities:
Cash balance of merged entity	—	892,309
Purchase of furniture, fixtures, equipment and improvements	(40,436)	(31,948)
Payments of direct merger costs	—	(345,760)

Net cash (used for) provided by investing activities	(40,436)	514,601

Cash flows from financing activities:
Payments of deferred financing costs	—	(132,956)
Proceeds received from exercised stock options	500	—
Net proceeds (repayments) under revolving loan	157,961	1,093,274
Principal repayments on term loan	—	(150,000)
Principal payments on capital lease obligations	(24,473)	(25,158)
Repayment of other notes payable	(72,580)	(69,530)

Net cash provided by financing activities	61,408	715,630

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,921)	353,068

Cash and cash equivalents — January 1,	320,574	28,647

CASH AND CASH EQUIVALENTS — June 30,	$237,653	$381,715

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$297,326	$254,353

Income taxes	$2,266	$1,909

Noncash investing and financing transactions:
Equipment acquired under capital lease	$32,052	$—

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

As further described in Note 3, on April 1, 2005, enherent Corp. completed the Merger (the “Merger”) with Dynax Solutions, Inc. The Merger was completed upon the majority approval of shareholders in separate shareholder meetings as required by the Agreement and Plan of Merger, executed on October 12, 2004, as amended. As a result of the Merger, each outstanding share of Dynax stock was converted into 3.8359 shares of enherent common stock.

The Merger was accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity. While enherent was the legal acquirer in the Merger, Dynax was deemed the accounting acquirer. Accordingly, the historical financial statements presented for periods prior to the Merger are those of Dynax. The operations of the former enherent business have been included in the financial statements for the periods subsequent to April 1, 2005, the date of the Merger.

enherent and Dynax each historically operated in a single business segment. Subsequent to the Merger, enherent’s management reviewed its business operations and determined that the Company continues to operate in a single business segment.

2. Income (Loss) Per Share:
     The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$26,385	$(283,128)	$(490,878)	$(870,731)

Denominator:
Weighted average of shares outstanding
Basic	50,361,451	49,616,594	50,360,896	36,140,043
Diluted	51,485,241	49,616,594	50,360,896	36,140,043
Basic income (loss) per share	$0.00	$(.01)	$(.01)	$(.02)
Diluted income (loss) per share	$0.00	$(.01)	$(.01)	$(.02)
The weighted average outstanding shares of the Company prior to the merger are based on the outstanding shares of Dynax after giving effect to the exchange ratio of 3.8359 shares of enherent issued for each share of Dynax in the Merger. Dilution is caused by issued and outstanding options. For all periods in which the Company incurred a net loss, the computation for net loss per share excluded the effect of stock options as they were antidilutive.

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

enherent has followed the guidance of SFAS No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, not be amortized for financial accounting purposes. enherent has recognized goodwill and other intangibles of $4,834,278 in connection with the Merger.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Historical	Historical	Historical	Pro forma
	2006	2005	2006	2005
Service revenue	$7,146,831	$6,840,108	$13,762,555	$13,656,292
Equipment and software revenue	399,622	668,586	835,023	1,356,909
Total revenues	7,546,453	7,508,694	14,597,578	15,013,201

Net income (loss)	$26,385	($283,128)	($490,878)	($1,586,681	)(1)
Basic income (loss) per share	$0.00	($0.01)	($0.01)	($0.03)
Diluted income (loss) per share	$0.00	($0.01)	($0.01)	($0.03)

(1)	Includes non-recurring merger expenses of approximately $1,178,000.
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

Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in the Company’s net income for the three months ended June 30, 2006 being approximately $31,000 lower and the Company’s net income for the six months ended June 30, 2006 being approximately $114,000 lower than if it had continued to account for stock-based compensation under APB Opinion No. 25 and had minimal impact on basic and diluted earnings per share as reported for the three and six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards vesting during the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005
Net loss available to common stockholders as reported	$(283,128)	$(870,731)
Total stock option expense determined under fair value base method	$34,000	$42,000
Pro forma net income (loss)	$(317,128)	$(912,731)
Net income (loss) per common share as reported:
Basic and Diluted	$(.01)	$(.02)
Net income (loss) per common share pro forma:
Basic and Diluted	$(.01)	$(.03)
In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2006	2005
Risk-free interest rate	5.25%	5.00%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	49.00%	147.00%
Weighted average expected life of options	10 years	10 years
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
          The following discussion provides information that management believes is relevant to an assessment and an understanding of the operations and financial condition of enherent Corp. (the “Company”). This discussion should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
          enherent is an IBM premier business partner. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of IBM products. enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions. enherent purchases equipment products for resale from Agilysys, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs.
          enherent’s client base is concentrated in Connecticut, New York and New Jersey. enherent is headquartered in New York City with executive offices at 192 Lexington Avenue.
Basis of Discussion/Merger:
          On October 12, 2004, enherent entered into the Agreement and Plan of Merger with Dynax Solutions, Inc. (“Dynax”) to combine in a stock-for-stock exchange. The Merger was completed on April 1, 2005. Immediately following the Merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the Merger, while enherent was the legal acquirer, for accounting purposes Dynax was deemed the acquirer of enherent. The historical financial statements presented for periods prior to the Merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements from the date of the Merger.
          Management’s discussion and analysis addresses enherent’s historical results of operations and financial condition as shown in its consolidated financial statements for the three and six months ended June 30, 2006 and 2005. Consistent with the accounting treatment applied to the Merger, the historical financial statements of enherent presented in this Form 10-Q for periods prior to the Merger date are the statements of Dynax. Therefore, the consolidated historical financial statements included in this Form 10-Q differ from the consolidated historical financial statements of enherent as previously reported in the prior year. The operations of the former enherent business have been included in the financial statements from the date of the Merger.

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
Consulting Services: The terms of service contracts generally are for periods of less than one year. Revenue from time and material service contracts is recognized as the services are provided. Revenue from services requiring the delivery of unique products and/or services is recognized based on the completion of milestones. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue from service maintenance is recognized over the contractual period or as the service is performed. In some of the Company’s services contracts, the Company bills the customer prior to performing the service. This situation gives rise to deferred income. In other services contracts, the Company performs services prior to billing the customer. This situation gives rise to unbilled accounts receivable, which are included in accounts receivable in the consolidated balance sheet. In these circumstances, billing usually occurs shortly after the Company performs the services.
Software: Revenue from the sale of one-time charge licensed software is recognized at the inception of the license term.
Equipment: Revenue from the sale of equipment is recognized when the product is shipped to the customer and there are no unfulfilled Company obligations that affect the customer’s final acceptance of the equipment.
Accounts Receivable — Allowance for Doubtful Accounts
          The Company’s accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. The Company regularly evaluates the collectibility of amounts owed to it based on the ability of the debtor to make payment. In the event the Company’s evaluation indicates that a customer may be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss. The Company periodically reviews the requirements, and adequacy of the reserve, for doubtful accounts.

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
Deferred Taxes
          At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $49.9 million and state net operating loss carry forwards of approximately $53.2 million which begin to expire in 2018. However, as a result of the Merger, the amount of net operating loss carry forwards available to be utilized in reduction of future taxable income was reduced to approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the Merger. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income.
Results of Operations:
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Service Revenues:
          Service revenues increased 38.6% to $13.8 million for the six months ended June 30, 2006 from $9.9 million for the six months ended June 30, 2005. The increase was attributable primarily to the additional revenues generated from the Merger. Additionally, the unaudited combined pro-forma results set forth in Note 3, which are presented under the assumption that the Merger occurred as of the first day of each six month period, reflect a 0.8% increase in service revenues for the six months ended June 30, 2006 compared to the same period in 2005. The slight increase resulted from higher service revenue in the second quarter of 2006 relative to the second quarter of 2005 due to an increase in the number of billable consultants deployed at certain key customers.
          Gross profit from service revenues increased 31.3% to $3.1 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.

          Gross profit as a percentage of service revenues declined to 22.8% for the six months ended June 30, 2006 from 24.1% for the six months ended June 30, 2005. The decrease in gross profit percentage was attributable primarily to lower gross profit margins on certain time and material based client engagements due to competitive market conditions.
Equipment and Software Revenues:
          Equipment and software revenues decreased 38.5% to $835,000 for the six months ended June 30, 2006 from $1.4 million for the six-months ended June 30, 2005. The decrease in equipment and software revenues was attributable primarily to a higher seasonal slowdown in equipment and software sales during the first quarter of 2006 relative to the first quarter of 2005 and less demand for certain of the Company’s products during the period.
          Gross profit from equipment and software revenues decreased 37.0% to $223,000 for the six month period ended June 30, 2006 from $354,000 for the six month period ending June 30, 2005. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the first and second quarters of 2006.
          Gross profit as a percentage of revenue, depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance its purchase, the Company recognizes only the net commission revenue versus the gross revenue.
          Gross profit as a percentage of equipment and software revenues increased to 26.7% for the six months ended June 30, 2006 from 26.1% for the six months ended June 30, 2005, as a result of a slightly higher margin mix of equipment and software transactions.
Operating Expenses:
          Operating expenses increased 4.6% to $3.5 million for the six months ended June 30, 2006 from $3.3 million for the six months ended June 30, 2005. The increase was due primarily to additional selling, general and administrative payroll costs incurred as a result of the Merger and stock based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006, offset by non-recurring Merger expenses incurred by the Company during the six months ended June 30, 2005.
Interest Expense:
          Interest expense increased 31.6% to $371,000 for the six months ended June 30, 2006 from $282,000 for the six months ended June 30, 2005. The increase was due primarily to the increase in the revolving line of credit and assumption of long term debt obligations as a result of the Merger.
Provision for Income Taxes:
          Provision for income taxes relates primarily to revenue-based and minimum state taxes and is not impacted by the availability of net operating loss carry forwards.
Net Loss:
          Net loss decreased to $491,000 for the six months ended June 30, 2006 from $871,000 for the six months ended June 30, 2005. The net loss decrease was due primarily to non-recurring expenses incurred during the six months ended June 30, 2005 pertaining to the Merger, partially offset by stock based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006.

Loss Per Share:
          Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the Merger date) for the six-month period ended June 30, 2005, and the weighted average number of Company shares outstanding after the Merger date for the six-month period ended June 30, 2006. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Service Revenues:
          Service revenues increased 4.5% to $7.1 million for the three months ended June 30, 2006 from $6.8 million for the three months ended June 30, 2005. The increase was attributable primarily to the additional revenues generated due to an increase in the number of billable consultants deployed at certain key customers.
          Gross profit from service revenues increased 1.9% to $1.72 million for the three months ended June 30, 2006 from $1.68 million for the three months ended June 30, 2005. The increase in gross profit was attributable primarily to an increase in sales during the three months ended June 30, 2006.
          Gross profit as a percentage of service revenues declined to 24.0% for the three months ended June 30, 2006 from 24.6% for the three months ended June 30, 2005. The decrease in gross profit percentage was attributable primarily to lower gross profit margins on certain time and material based client engagements due to competitive market conditions.
Equipment and Software Revenues:
          Equipment and software revenues decreased 40.2% to $400,000 for the three months ended June 30, 2006 from $669,000 for the three-months ended June 30, 2005. The decrease in equipment and software revenues was attributable primarily to a decrease in demand for certain of the Company’s products during the second quarter of 2006 as customers migrated to newer alternative products not sold by the Company.
          Gross profit from equipment and software revenues decreased 41.3% to $104,000 for the three month period ended June 30, 2006 from $176,000 for the three month period ending June 30, 2005. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the second quarter of 2006.
          Gross profit as a percentage of revenue, depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance its purchase, the Company recognizes only the net commission revenue versus the gross revenue.
          Gross profit as a percentage of equipment and software revenues decreased to 25.9% for the three months ended June 30, 2006 from 26.4% for the three months ended June 30, 2005, as a result of a slightly lower margin mix of equipment and software transactions.
Operating Expenses:
          Operating expenses decreased 18.7 % to $1.6 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005. The decrease was due primarily to non-recurring Merger expenses incurred by the Company during the three months ended June 30, 2005 and to cost reductions made by the Company that resulted in a relative decrease in selling, general and administrative payroll costs for the three months ended June 30, 2006.

Interest Expense:
          Interest expense increased 11.5% to $183,000 for the three months ended June 30, 2006 from $164,000 for the three months ended June 30, 2005. The increase was due primarily to the increased utilization of the revolving credit facility and higher interest rates during the three months ended June 30, 2006.
Provision for Income Taxes:
          Provision for income taxes relates primarily to revenue-based and minimum state taxes and is not impacted by the availability of net operating loss carry forwards.
Net Income (Loss):
          Net income increased to $26,000 for the three months ended June 30, 2006 from a net loss of $283,000 for the three months ended June 30, 2005. The change in net income was due primarily to non-recurring Merger expenses incurred by the Company during the three months ended June 30, 2005 and a reduction in operating expenses during the three months ended June 30, 2006.
Net Income (Loss) Per Share:
          Net Loss per share information has been computed based on the weighted average number of Company shares outstanding for the three-month period ended June 30, 2005. The net income per share data for the three-month period ended June 30, 2006 is based on the Company’s average outstanding shares for the quarter ended June 30, 2006 (basic) plus its dilutive outstanding stock options for that period (fully-diluted).
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
          Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of June 30, 2006, the balance outstanding under the revolving credit facility was $3.6 million. The Term Loan A, payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, was fully repaid as of December 31, 2005. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of September 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full after April 1, 2006 but on or before April 1, 2007.
          On March 6, 2006, the Company entered into a First Amendment to the Amended Credit Agreement. The First Amendment provided the Company with an additional $100,000 of availability under the revolving credit facility through June 30, 2006. Effective June 30, 2006, the availability under the revolving credit facility was reduced by $100,000. In addition, the Company has agreed to use its best efforts to obtain, within 180 days of March 6, 2006, additional cash equity investments in the Company in the aggregate amount of not less than $1,000,000. In consideration for delivery of this First Amendment by Ableco, the Company paid Ableco a fee equal to $15,000, in three equal installments.

          The Amended Credit Agreement requires that the Company maintain a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.0 to 1.0 as of the end of each fiscal quarter and that the Company generate at least $300,000 of Consolidated EBITDA (as defined in the Amended Credit Agreement) in each fiscal quarter. The Amended Credit Agreement also contains covenants that restrict the Company’s ability to, among other things, grant liens, incur indebtedness, effect fundamental changes in its business, make loans or advances of money, incur lease obligations, make capital expenditures, pay or permit subsidiaries to pay dividends, make restricted payments, enter into transactions with affiliates, issue capital stock, modify the terms of existing indebtedness, compromise accounts receivable, make amendments to its organic documents and repay subordinated indebtedness. Finally, the Amended Credit Agreement contains customary representations, warranties, affirmative covenants and events of default. In the second quarter of 2006, the Company was in compliance with the covenants in the Amended Credit Agreement.
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
          The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of June 30, 2006, the aggregate balance outstanding was $680,000, representing $457,000 of principal and $223,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.
          The Company has a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 are due commencing April 15, 2005. As of June 30, 2006, the principal balance outstanding was $50,000.
          The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of June 30, 2006, the balance outstanding was $200,000, net of imputed interest.
          As of June 30, 2006, the Company’s long-term obligations with maturities of less than one year totaling $4.0 million consist of the Ableco revolving asset based credit facility of $3.6 million, capital leases of $45,000, compensation payable to the former chairman of $110,000, and subordinated notes in the aggregate amount of $214,000.
          Cash and cash equivalents were $238,000 at June 30, 2006 compared to $321,000 at December 31, 2005.
          Cash flow used for operations was $104,000 during the six months ended June 30, 2006. The primary uses of cash during the six months ended June 30, 2006 were to fund operating losses and interest expense. During the six months ended June 30, 2005, cash flow used for operations was $877,000. The primary uses of cash during the six months ended June 30, 2005 were to reduce the Company’s trade accounts payable subsequent to the Merger and to fund operating losses and interest expenses.
          Cash used in investing activities for the six-month period ended June 30, 2006 was $40,000 and related to the purchase of computers, software upgrades and office equipment. During the six months ended June 30, 2005, cash provided by investing activities was $515,000, consisting of cash proceeds from the Merger of $892,000, offset by direct merger costs of $346,000 and $32,000 in purchases of computers, software upgrades and office equipment.
          Cash provided by financing activities for the six months ended June 30, 2006 was $61,000, consisting of net proceeds from the revolving credit facility of $158,000, offset by principal repayments of long-term debt and capital leases of $97,000. Cash provided by financing activities during the six months ended June 30, 2005 was $716,000 consisting of net proceeds from the revolving credit facility of $1.1 million and principal debt repayments of long-term debt and capital leases of $378,000.
          The Company’s accounts receivable were $4.8 million at June 30, 2006 and $5.0 million at December 31, 2005. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 58 days as of June 30, 2006 and 54 days as of December 31, 2005. The increase in DSO was primarily the result of slower collections during the six-month period ended June 30, 2006 from certain customers.
          Inflation did not have a material impact on enherent’s revenue or loss from operations.
          The Company’s working capital deficiency was $2.6 million and $2.2 million as of June 30, 2006 and December 31, 2005, respectively. The working capital deficiency arose primarily because the outstanding balance ($3.6 million in June 30, 2006 and $3.5 million in December 31, 2005) due under the revolving credit agreement with Ableco, which expires in March, 2008, is required to be classified as a current liability under generally accepted account principles and in accordance with the provisions of Emerging Issues Task Force Issue 95-22.
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

Contractual Obligations and Commercial Commitments:
          The following table of contractual obligations sets forth the contractual obligations of enherent as of June 30, 2006:

	Payments due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	7,610,822	3,947,699	3,356,300	306,823	—
Capital Lease Obligations	78,061	45,007	33,054	—	—
Operating Lease Obligations	793,791	399,889	393,902	—	—

Total	8,482,674	4,392,595	3,783,256	306,823	—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          For the period ended June 30, 2006, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

          The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
          Subsequent to the discovery of issues with respect to its disclosure controls and procedures, during the quarter ending June 30, 2006, the Company has taken the following steps to improve its disclosure controls and procedures:
•	improving timing of quarterly closings to increase the time available between closing and filing of the quarterly and annual reports for internal and external review of the reports;

•	formalizing the role of the Company’s senior accounting manager in the review process of quarterly and annual reports and other SEC filings containing financial information; and

•	specifying that the Company’s senior accounting manager’s review should include comparison of current Company filings with historical Company filings.
          In addition, the Company has requested that the Company’s independent registered public accounting firm assign additional staff to the Company’s audit team to aid in the review process of the Company’s SEC filings.
          Except as described in the two preceding paragraphs, there was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual meeting of stockholders on May 23, 2006. Faith Griffin was elected as a Class III director at the annual meeting with a term expiring in 2009.
Director Election Results.

Class III Director	Affirmative Votes	Withheld Votes
Faith Griffin	33,414,328	101,383
Other directors whose terms continued after the annual meeting and their term expiration date:

Director	Term
Douglas Mellinger	Expires 2007
Thomas Minerva	Expires 2007
Pamela A. Fredette	Expires 2008
William J. Cary	Expires 2008
The only other matter voted upon by the Company’s stockholders at the 2006 annual meeting was a proposal to amend and restate the enherent Corp. 2005 Stock Incentive Plan. The proposal was adopted when holders of 20, 240,733 shares voted for this proposal, holders of 528,019 shares voted against this proposal and holders of 17,270 shares abstained or did not vote with respect to this proposal.
Item 5. Other Information.
On May 23, 2006, the Company’s stockholders approved an amendment and restatement of the Company’s 2005 Stock Incentive Plan. The purpose of the amendment and restatement of the Plan was to increase the size of the options granted to our non-employee directors under the Plan. Previously, at the time a non-employee director was first elected to the Board, the director was awarded an option to purchase 20,000 shares of our stock. In addition, on the date of the Annual Meeting, each continuing non-employee director was previously awarded an option to purchase 20,000 shares of stock, unless the director already received an option on that date as a newly elected director. As a result of the amendment and restatement of the Plan, commencing with the grants made in connection with the 2006 Annual Meeting, each continuing non-employee director will be awarded an option to purchase 30,000 shares of stock, unless the director already received an option on that date as a newly elected director. In addition, new directors will be awarded an option to purchase 30,000 shares of our stock at the time a non-employee director is first elected to the Board.

Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 14, 2006	BY:	/s/ Pamela A. Fredette

Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE August 14, 2006	BY:	/s/ Karl Brenza

Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement effective April 1, 2006 between Lori Stanley and the Company (filed herewith).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

E-1

Exhibit
Number	Description of Exhibit
10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.13	Forms of Grant Agreements pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.15	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.16	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.17	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

E-2

Exhibit
Number	Description of Exhibit
10.18	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.19	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.20	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

10.21	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2006).

10.22	Agreement by and between enherent Corp. and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.23	Non-Qualified Stock Option Award Agreement by and between enherent Corp. and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.24	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.25	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-3