Form 10-Q
period 2006-09-30
ENHERENT CORP
filed 2006-11-13
CIK 1045560

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-23315
enherent Corp.
(Exact name of Registrant as Specified in Its Charter)

Delaware	No. 13-3914972
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
845 Third Avenue
New York, NY 10022
(Address of Principal Executive Offices)
(646) 290-5101
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 7, 2006

Common stock, par value $.001	50,361,451

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$536,358	$320,574
Accounts receivable, net	4,549,538	4,996,626
Prepaid and refundable taxes	19,726	18,427
Prepaid expenses and other current assets	272,196	254,756

Total current assets	5,377,818	5,590,383

Furniture, equipment and improvements, net	200,561	255,375

Goodwill and other intangibles, net	4,684,278	4,759,278
Deferred financing costs, net	95,347	123,952
Other assets	36,509	24,689

TOTAL	$10,394,513	$10,753,677

LIABILITIES

Current liabilities:
Revolving credit facility	$3,612,354	$3,465,519
Current portion of long-term debt	545,490	312,521
Accounts payable and accrued expenses	2,652,080	3,302,094
Deferred revenue	190,155	143,898
Accrued compensation and benefits	1,096,490	605,187

Total current liabilities	8,096,569	7,829,219

Long-term liabilities:
Long-term debt, net of current portion above	3,480,722	3,817,883
Noncurrent rent payable	1,152	18,261

Total long-term liabilities	3,481,874	3,836,144

Total liabilities	11,578,443	11,665,363

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized - 10,000,000 shares, issued — none	—	—
Common stock, $.001 par value, authorized - 101,000,000 shares, issued and outstanding – 50,361,451 shares in 2006 and 50,341,451 shares in 2005	50,361	50,341
Additional paid-in capital	27,232,888	27,091,409
Unearned compensation on restricted stock	—	(24,295)
Accumulated deficit	(28,467,179)	(28,029,141)

Total capital deficiency	(1,183,930)	(911,686)

TOTAL	$10,394,513	$10,753,677

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Service revenue	$6,948,547	$6,896,120	$20,711,102	$16,823,591
Equipment and software revenue	465,896	730,890	1,300,919	2,087,799

Total revenues	7,414,443	7,627,010	22,012,021	18,911,390

Cost of revenues:
Cost of services	5,326,920	5,199,800	15,946,476	12,733,535
Cost of equipment and software	327,526	430,653	939,424	1,433,370

Cost of revenues	5,654,446	5,630,453	16,885,900	14,166,905

Gross profit	1,759,997	1,996,557	5,126,121	4,744,485

Operating expenses:
Selling, general and administrative	1,446,369	1,651,848	4,762,469	4,248,770
Non-recurring merger related expenses	—	—	—	573,227
Depreciation and amortization expense	68,572	86,857	231,507	243,744

Total operating expenses	1,514,941	1,738,705	4,993,976	5,065,741

Operating income (loss)	245,056	257,852	132,145	(321,256)

Interest expense	(187,993)	(176,832)	(559,183)	(458,896)

Income (loss) before income taxes	57,063	81,020	(427,038)	(780,152)

Provision for income taxes	(4,223)	(425)	(11,000)	(9,984)

NET INCOME (LOSS)	$52,840	$80,595	$(438,038)	$(790,136)

Basic net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.02)

Number of shares used in computing basic net income (loss) per share	50,361,451	50,082,356	50,361,081	40,787,480

Diluted net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.02)

Number of shares used in computing diluted net income (loss) per share	50,943,032	51,258,947	50,361,081	40,787,480

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—

Cash flows from operating activities:
Net loss	$(438,038)	$(790,136)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Bad debt expense	30,000	50,150
Depreciation and amortization	231,507	243,744
Deferred compensation	24,295	10,413
Deferred rent	(17,109)	(10,005)
Deferred revenue	46,257	88,076
Stock based compensation	141,000	—
Changes in assets and liabilities:
Accounts receivable	417,088	8,759
Prepaid expenses and other current assets	(17,440)	69,279
Prepaid and refundable taxes	(1,299)	(62,732)
Other assets	(11,820)	25,311
Accounts payable, accrued expense and accrued compensation and benefits	(158,711)	(334,694)

Net cash provided by (used for) operating activities	245,730	(701,835)

Cash flows from investing activities:
Cash balance of merged entity	—	892,309
Purchase of furniture, fixtures, equipment and improvements	(41,036)	(69,781)
Payments of direct merger costs	—	(345,760)

Net cash (used for) provided by investing activities	(41,036)	476,768

Cash flows from financing activities:
Payments of deferred financing costs	—	(152,556)
Proceeds received from exercised stock options	500	—
Net proceeds under revolving loan	146,835	1,048,424
Principal repayments on term loan	—	(225,000)
Principal payments on capital lease obligations	(36,752)	(39,948)
Repayment of other notes payable	(99,493)	(117,613)

Net cash provided by financing activities	11,090	513,307

NET INCREASE IN CASH AND CASH EQUIVALENTS	215,784	288,240

Cash and cash equivalents – January 1,	320,574	28,647

CASH AND CASH EQUIVALENTS – September 30,	$536,358	$316,887

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$446,154	$402,242

Income taxes	$12,075	$15,057

Noncash investing and financing transactions:
Equipment acquired under capital leases	$32,052	$55,389

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The Merger was accounted for using the purchase method of accounting for financial reporting purposes. In a merger-of-equals transaction, the purchase method requires the identification of the acquiring entity. While enherent was the legal acquirer in the Merger, Dynax was deemed the accounting acquirer. Accordingly, the amounts included in the historical financial statements for the period prior to the Merger are those of Dynax. The operations of the former enherent business have been included in the financial statements for the periods subsequent to April 1, 2005, the date of the Merger.

enherent and Dynax each historically operated in a single business segment. Subsequent to the Merger, enherent’s management reviewed its business operations and determined that the Company continues to operate in a single business segment.

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$52,840	$80,595	$(438,038)	$(790,136)

Denominator:
Weighted average of shares outstanding
Basic	50,361,451	50,082,356	50,361,081	40,787,480

Diluted	50,943,032	51,258,947	50,361,081	40,787,480
Basic income (loss) per share	$0.00	$0.00	$(.01)	$(.02)
Diluted income (loss) per share	$0.00	$0.00	$(.01)	$(.02)
The weighted average outstanding shares of the Company prior to the Merger are based on the outstanding shares of Dynax after giving effect to the exchange ratio of 3.8359 shares of enherent issued for each share of Dynax in the Merger. Dilution is caused by issued and outstanding options. For all periods in which the Company incurred a net loss, the computation for net loss per share excludes the effect of stock options as they were antidilutive.

3.	Merger with Dynax Solutions, Inc.:

On October 12, 2004, enherent entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Dynax to combine in a stock-for-stock exchange. The Merger was completed on April 1, 2005. Immediately following the Merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. While enherent was the surviving legal entity, Dynax was considered the acquirer of enherent for financial reporting purposes.

enherent has followed the guidance of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141 to record this purchase. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 1, 2001 and that goodwill, as well as any intangible assets believed to have an indefinite life, not be amortized for financial accounting purposes. enherent has recognized goodwill and other intangibles of $4,834,278 in connection with the Merger.

The following unaudited condensed combined pro forma results of operations for the nine months ended September 30, 2005 reflects the pro forma combination of the Dynax and enherent businesses as if the combination had occurred at the beginning of that period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies’ combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of enherent’s future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Historical	Historical	Historical	Pro forma
	2006	2005	2006	2005
Service revenue	$6,948,547	$6,896,120	$20,711,102	$20,552,412
Equipment and software revenue	465,896	730,890	1,300,919	2,087,799
Total revenues	7,414,443	7,627,010	22,012,021	22,640,211
Net income (loss)	$52,840	$80,595	$(438,038)	$(1,506,086	)(1)
Basic income (loss) per share	$0.00	$0.00	$(0.01)	$(0.03)
Diluted income (loss) per share	$0.00	$0.00	$(0.01)	$(0.03)

(1)	Includes non-recurring merger expenses of approximately $1,178,000.
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

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in the Company’s net income for the three months ended September 30, 2006 being approximately $27,000 lower and the Company’s net income for the nine months ended September 30, 2006 being approximately $141,000 lower than if it had continued to account for stock-based compensation under APB Opinion No. 25 and had no impact on basic and diluted earnings per share as reported for the three and nine months ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards vesting during the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005

Net income (loss) available to common stockholders as reported	$80,595	$(790,136)
Total stock option expense determined under fair value base method	$32,000	$77,000
Pro forma net income (loss)	$48,595	$(867,136)
Net income (loss) per common share as reported:
Basic and Diluted	$—	$(.02)
Net income (loss) per common share pro forma:
Basic and Diluted	$—	$(.02)
In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2006		2005
Risk-free interest rate		5.25%		5.00%
Dividend yield		0%		0%
Volatility factors of the expected market price for our common stock		54.00%		118.00%
Weighted average expected life of options	10	years	10	years
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

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
          The following discussion provides information that management believes is relevant to an assessment and an understanding of the operations and financial condition of enherent Corp. (the “Company”). This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
          enherent is headquartered in New York and its client base is concentrated in Connecticut, New York and New Jersey.
Basis of Discussion/Merger:
          On October 12, 2004, enherent entered into the Agreement and Plan of Merger with Dynax Solutions, Inc. (“Dynax”) to combine in a stock-for-stock exchange. The Merger was completed on April 1, 2005. Immediately following the Merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the Merger, while enherent was the legal acquirer, for accounting purposes Dynax was deemed the acquirer of enherent and the operations and cash flows of the former enherent business have been included in the financial statements after the April 1, 2005 date of the Merger. Accordingly, the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2005 include only the operations and cash flows of Dynax for the first three months of that period.
Critical Accounting Policies:
Use of Estimates
          As described in Note 1 thereto, the condensed consolidated financial statements presented elsewhere in this document have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Item 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

          In preparing the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses certain estimates and assumptions that affect the reported amounts and related disclosures. The Company considers the following accounting policies as those most important to the portrayal of its financial condition and those that require the most subjective judgment. Although the Company believes that its estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to its financial results.
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
Deferred Taxes
          At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $49.9 million and state net operating loss carry forwards of approximately $53.2 million that begin to expire in 2018. However, as a result of the Merger, the amount of net operating loss carry forwards available to be utilized in reduction of future taxable income was reduced to approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the Merger. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income.
Results of Operations:
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Service Revenues:
          Service revenues increased 23.1 % to $20.7 million for the nine months ended September 30, 2006 from $16.8 million for the nine months ended September 30, 2005. The increase was attributable primarily to the additional revenues generated from the Merger. Additionally, the unaudited combined pro-forma results set forth in Note 3, which are presented under the assumption that the Merger occurred as of the first day of the nine-month period ended September 30, 2005, reflect a 0.8% increase in service revenues for the nine months ended September 30, 2006 compared to the same period in 2005. The slight increase resulted from higher service revenue in the second and third quarters of 2006 relative to the second and third quarters of 2005 due to an increase in the number of billable consultants deployed at certain key customers.
          Gross profit from service revenues increased 16.5% to $4.8 million for the nine months ended September 30, 2006 from $4.1 million for the nine months ended September 30, 2005. The increase in gross profit was attributable primarily to the additional revenue generated from the Merger.
          Gross profit as a percentage of service revenues declined to 23.0% for the nine months ended September 30, 2006 from 24.3% for the nine months ended September 30, 2005. The decrease in gross profit percentage was attributable primarily to lower gross profit margins on certain time and material based client engagements due to lower pricing driven by competitive market conditions.
Equipment and Software Revenues:
          Equipment and software revenues decreased 37.7% to $1.3 million for the nine months ended September 30, 2006 from $2.1 million for the nine months ended September 30, 2005. The decrease in equipment and software revenues was attributable primarily to a higher seasonal slowdown in equipment and software sales during the first quarter of 2006 relative to the first quarter of 2005 and less demand for certain of the Company’s products during the nine-month period ended September 30, 2006.
          Gross profit from equipment and software revenues decreased 44.7% to $361,000 for the nine-month period ended September 30, 2006 from $654,000 for the nine-month period ended September 30, 2005. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the nine-month period ended September 30, 2006 and a large equipment lease transaction that occurred in the third quarter of 2005.
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
          Gross profit as a percentage of equipment and software revenues decreased to 27.8% for the nine months ended September 30, 2006 from 31.3% for the nine months ended September 30, 2005, as a result of a large equipment lease transaction that occurred in the third quarter of 2005.
Operating Expenses:
          Operating expenses decreased 1.4% to $5.0 million for the nine months ended September 30, 2006 from $5.1 million for the nine months ended September 30, 2005. The decrease was due primarily to the absence of non-recurring Merger expenses in 2006 partially offset by an increase in selling, general and administrative expenses incurred as a result of the Merger and stock based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006.
Interest Expense:
          Interest expense increased 21.9% to $559,000 for the nine months ended September 30, 2006 from $459,000 for the nine months ended September 30, 2005. The increase was due primarily to the increase in the revolving line of credit, the increase in the prime interest rate and the assumption of long-term debt obligations as a result of the Merger.
Provision for Income Taxes:
          Provision for income taxes relates primarily to revenue-based and minimum state taxes and is not impacted by the availability of net operating loss carry forwards.
Net Loss:
          Net loss decreased to $438,000 for the nine months ended September 30, 2006 from $790,000 for the nine months ended September 30, 2005. The net loss decrease was due primarily to non-recurring expenses incurred during the nine months ended September 30, 2005 pertaining to the Merger, partially offset by higher interest charges during the nine months ended September 30, 2006 and stock based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006.

Loss Per Share:
          Loss per share information has been computed based on the average number of Dynax shares outstanding (adjusted for the 3.8359 exchange ratio on the Merger date) for the nine-month period ended September 30, 2005, and the weighted average number of Company shares outstanding after the Merger date for the nine-month period ended September 30, 2006. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Service Revenues:
          Service revenues increased 0.8% to $6.95 million for the three months ended September 30, 2006 from $6.90 million for the three months ended September 30, 2005. The increase was attributable primarily to additional revenues generated due to an increase in the number of billable consultants deployed at certain key customers.
          Gross profit from service revenues decreased 4.4% to $1.6 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. The decrease in gross profit was attributable to lower gross profit margins on certain time and material based client engagements due to competitive market conditions.
          Gross profit as a percentage of service revenues declined to 23.3% for the three months ended September 30, 2006 from 24.6% for the three months ended September 30, 2005. The decrease in gross profit percentage was attributable primarily to lower gross profit margins on certain time and material based client engagements due to lower pricing driven by competitive market conditions.
Equipment and Software Revenues:
          Equipment and software revenues decreased 36.3% to $466,000 for the three months ended September 30, 2006 from $731,000 for the three months ended September 30, 2005. The decrease in equipment and software revenues was attributable primarily to a decrease in demand for certain of the Company’s products during the third quarter of 2006 as customers migrated to newer alternative products not sold by the Company.
          Gross profit from equipment and software revenues decreased 53.9% to $138,000 for the three month period ended September 30, 2006 from $300,000 for the three month period ending September 30, 2005. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the third quarter of 2006 and a large equipment lease transaction that occurred in the third quarter of 2005.
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
          Gross profit as a percentage of equipment and software revenues decreased to 29.7% for the three months ended September 30, 2006 from 41.1% for the three months ended September 30, 2005, as a result of a large equipment lease transaction that occurred in the third quarter of 2005.
Operating Expenses:
          Operating expenses decreased 12.9 % to $1.5 million for the three months ended September 30, 2006 from $1.7 million for the three months ended September 30, 2005. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling, general and administrative payroll costs for the three months ended September 30, 2006.

Interest Expense:
          Interest expense increased 6.3% to $188,000 for the three months ended September 30, 2006 from $177,000 for the three months ended September 30, 2005. The increase was due primarily to the increase in the prime interest rate during the three months ended September 30, 2006.
Provision for Income Taxes:
          Provision for income taxes relates primarily to revenue-based and minimum state taxes and is not impacted by the availability of net operating loss carry forwards.
Net Income:
          Net income decreased to $53,000 for the three months ended September 30, 2006 from a net income of $81,000 for the three months ended September 30, 2005. The decrease in net income was due primarily to higher interest charges and lower operating income (primarily due to stock based compensation expenses, partially offset by lower depreciation and amortization expenses) in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
Net Income Per Share:
          The net income per share data for the three-month periods ended September 30, 2006 and September 30, 2005 is based on the Company’s average outstanding shares for each quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted).
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
          Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of September 30, 2006, the balance outstanding under the revolving credit facility was $3.6 million. The Term Loan A, payable in monthly installments of $25,000 of principal, together with annual interest at a rate of 12.25%, was fully repaid as of December 31, 2005. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of September 30, 2005, the outstanding principal balance of Term Loan B was $1,700,000. The principal amount of the Term Loan B will be reduced by $125,000 if the outstanding principal of the Term Loan B less such $125,000 reduction has been repaid in full on or before April 1, 2007.

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
          The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of September 30, 2006, the aggregate balance outstanding was $695,000, representing $457,000 of principal and $238,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.
          The Company has a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 are due commencing April 15, 2005. As of September 30, 2006, the principal balance outstanding was $50,000.
          The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of September 30, 2006, the balance outstanding was $173,000, net of imputed interest.
          As of September 30, 2006, the Company’s long-term obligations with maturities of less than one year totaling $4.2 million consist of the Ableco revolving asset based credit facility of $3.6 million, capital leases of $42,000, compensation payable to the former chairman of $113,000, and subordinated notes in the aggregate amount of $391,000.
          Cash and cash equivalents were $536,000 at September 30, 2006 compared to $321,000 at December 31, 2005.
          Cash flow provided by operations was $246,000 during the nine months ended September 30, 2006. Cash flow from operations was generated primarily by customer collections resulting in a reduction in accounts receivable partially offset by a reduction in certain current liabilities including accounts payable. During the nine months ended September 30, 2005, cash flow used for operations was $702,000. The primary uses of cash during the nine months ended September 30, 2005 were to reduce the Company’s trade accounts payable subsequent to the Merger and to fund operating losses and interest expenses.

          Cash used in investing activities for the nine-month period ended September 30, 2006 was $41,000 and related to the purchase of computers, software upgrades and office equipment. During the nine months ended September 30, 2005, cash provided by investing activities was $477,000, consisting of cash proceeds from the Merger of $892,000, offset by direct merger costs of $346,000 and $70,000 in purchases of computers, software upgrades and office equipment.
          Cash provided by financing activities for the nine months ended September 30, 2006 was $11,000, consisting of net proceeds from the revolving credit facility of $147,000, offset by principal repayments of long-term debt and capital leases of $136,000. Cash provided by financing activities during the nine months ended September 30, 2005 was $513,000 consisting of net proceeds from the revolving credit facility of $1.0 million and principal debt repayments of long-term debt and capital leases of $383,000.
          The Company’s accounts receivable were $4.5 million at September 30, 2006 and $5.0 million at December 31, 2005. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 56 days as of September 30, 2006 and 54 days as of December 31, 2005. The increase in DSO was primarily the result of slower collections during the nine-month period ended September 30, 2006 from certain customers.
          Inflation did not have a material impact on enherent’s revenue or loss from operations.
          The Company’s working capital deficiency was $2.7 million and $2.2 million as of September 30, 2006 and December 31, 2005, respectively. The working capital deficiency arose primarily because the outstanding balance ($3.6 million at September 30, 2006 and $3.5 million at December 31, 2005) due under the revolving credit agreement with Ableco, which expires in March, 2008, is required to be classified as a current liability under generally accepted accounting principles and in accordance with the provisions of Emerging Issues Task Force Issue 95-22.
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
Contractual Obligations and Commercial Commitments:
The following table of contractual obligations sets forth the contractual obligations of enherent as of September 30, 2006:

	Payments due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$7,572,784	$4,115,704	$3,180,258	$276,822	$—
Capital Lease Obligations	65,782	42,140	23,642	—	—
Operating Lease Obligations	714,349	373,437	340,912	—	—

Total	$8,352,915	$4,531,281	$3,544,812	$276,822	$—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          For the period ended September 30, 2006, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
          The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
          There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
enherent Corp.

DATE November 13, 2006	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE November 13, 2006	BY:	/s/ Karl Brenza
Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement effective April 1, 2006 between Lori Stanley and the Company (filed herewith).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

E-1

Exhibit
Number	Description of Exhibit

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.13	Forms of Grant Agreements pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.15	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.16	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.17	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

E-2

Exhibit
Number	Description of Exhibit

10.18	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.19	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.20	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

10.21	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2006).

10.22	Agreement by and between enherent Corp. and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.23	Non-Qualified Stock Option Award Agreement by and between enherent Corp. and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.24	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.25	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.26	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-3