Form 10-K
period 2006-12-31
ENHERENT CORP
filed 2007-03-29
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the

Securities Exchange Act of 1934

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23315

enherent Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3914972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Eisenhower Parkway, Suite 300 Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 795-1290

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Larger Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $4,487,687.

The number of shares outstanding of each of the registrant’s Common Stock, as of March 09, 2007 was approximately 50,661,451 shares.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Prior to the merger, Dynax had a business partnership relationship with IBM that supported its solutions services business since 1985. In 1992, Dynax elevated its partnership with IBM to a premier status in the software license and computer hardware programs in order to support an expansion of its systems integration and application business. As a result of the merger, the Dynax preexisting relationship has been transferred to enherent. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of the IBM products. enherent also leverages IBM’s technical training to train and certify its consultants in the IBM products that it uses to support its application and system integration solutions.

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

COMPANY HISTORY

enherent Corp. was first incorporated as PRT Corp. of America, a New York corporation, in 1989 and was reincorporated in Delaware in 1996 as PRT Group Inc. In July of 2000, PRT Group Inc. changed its name to enherent Corp. enherent’s principal offices are located at 101 Eisenhower Parkway, Suite 300, Roseland, New Jersey, 07068 and its telephone number is (973) 795-1290.

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

INFORMATION TECHNOLOGY CONSULTATIVE RESOURCE AND SOLUTIONS SERVICES

enherent delivers information technology services to its clients with consultative personnel and teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. enherent’s core competencies include project management, business requirements definition, technical/application/data architecture, system design, application code development, network engineering, quality assurance and testing strategy/planning/execution, and deployment. enherent uses it project life cycle methodology to deploy solution services. Technology platforms include legacy systems, as well as client server, internet and network solutions. enherent has industry expertise in insurance, financial services, banking and capital markets, retail distribution, apparel, health care, and pharmaceutical. enherent’s service offerings include:

•

Information Technology Consultative Resource and Staffing Services—enherent provides experienced information technology professionals to augment client resource demands. Consultative and staffing resources may be used to undertake a role on a long-term strategic project or fill a short-term need for a technology skill set. Areas of expertise include project management, business analysis, systems architecture and design, database architecture and design, application code development, network engineering, quality assurance and testing.

•

Systems Integration—enherent makes a concerted effort to understand each of its client’s business objectives and vision. enherent conducts application, data, and technical assessments to determine if there are gaps in the existing environment relative to the business vision. enherent makes recommendations to address the gaps by leveraging existing information technology assets and deploying a combination of application code development, software product implementation and computer equipment, to integrate new capabilities into the environment to address the gaps. Support includes project management, technical, application and data architects and modelers, application developers and network engineers. Some engagements include the implementation of software product licenses or computer equipment.

•

Application Development—enherent conducts planning, design, application code development, testing and deployment of enhancements to existing systems or new custom application development. Application development may include the evaluation and implementation of third party business application software. Custom applications can be developed at the client site or off-site based on client requirements. Project management responsibility can be solely with enherent or shared with the client. Some engagements include the implementation of software product licenses or computer equipment.

•

Network and Security Services—enherent provides planning, architecture, design and engineering services to support the build out, optimization and security audits of the network infrastructure. Some engagements include the implementation of software product licenses or computer equipment.

Target Markets

enherent focuses its marketing efforts for information technology services primarily on Fortune 1000 companies and those commercial and federal systems integrators with significant information technology and application development service needs. enherent also focuses its marketing efforts for solutions services, software license sales and computer equipment sales in the middle market. Clients include industry leaders in banking and capital markets, insurance, healthcare, pharmaceutical, consumer goods and other industries. enherent’s headquarters is based in Roseland, New Jersey and enherent operates at client sites throughout the northeastern United States. enherent has no operations outside the United States.

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2006, enherent’s five largest customers represented 55.7% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were Mass Mutual—26.9%; Sikorsky Aircraft—9.2%; IBM—8.5%; New York City Department of Homeless Services—6.6%; Pfizer—4.5%. The loss of any one of these customers could have a material adverse effect on enherent’s future results of operations.

Sales, Marketing and Recruiting

enherent’s marketing strategy is to develop long-term business relationships with existing and new clients to enable enherent to become a preferred provider of information technology services. enherent seeks to employ a cross-selling approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include lead generation from its business partnership with IBM, client referrals, networking and attending trade shows. At December 31, 2006, enherent employed 15 sales, business development and recruiting personnel. enherent’s website www.enherentcorp.com also serves as another marketing resource. The web site provides information to the information technology community about enherent’s services.

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

Employees. At December 31, 2006, enherent had 272 employees and independent contractors (212 employees made up of 182 billable consultants, 15 sales, marketing and recruiting personnel, and 15 management/general administrative personnel and 60 billable independent contractors). None of enherent’s employees are covered by a collective bargaining agreement and enherent has never experienced a work stoppage, strike or labor dispute. All independent contractors act as consultants and they are not employees of enherent. There can be no assurance that the services of these independent contractors will continue to be available to enherent on terms acceptable to enherent.

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

We have incurred losses from the years ended December 31, 1999 through the year ended December 31, 2006. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, we reported a net loss of $0.3 million, $0.7 million, $0.7 million, $0.5 million and $6.1 million, respectively.

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

On April 1, 2005, following the consummation of the merger, we entered into an Amended and Restated Credit Agreement, dated April 1, 2005, among us and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement with Ableco provided us with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B, which was previously maintained by Dynax and was assumed by enherent in the merger. The credit facility is secured by a first lien on all of our tangible and intangible assets. The Term Loan B is secured by a subordinated lien on all of our tangible and intangible assets.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2006, the balance outstanding under the revolving credit facility was $2.9 million. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of December 31, 2006, the outstanding principal balance of the Term Loan B was $1,700,000.

The holders of the enherent preferred stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding preferred stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments in the amount of $177,000 shall be due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $188,000, no interest is initially charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. We made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will be increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. We have accrued interest on all past-due amounts in accordance with the terms of the note. As of December 31, 2006, $141,000 was past due bearing a blended interest rate of approximately 14%.

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

We have three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of December 31, 2006, the aggregate balance outstanding was $710,000, representing $457,000 of principal and $253,000 in accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

We have a note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. As a result of the repurchase, we are obligated to make principal and interest payments on a three-year $150,000 promissory note. Annual principal payments of $50,000 are due commencing April 15, 2005. As of December 31, 2006, the principal balance outstanding was $50,000.

We have compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of December 31, 2006, the balance outstanding was $150,000, net of imputed interest.

As of December 31, 2006, the current portion of our long term debt is $3.6 million consisting of the Ableco revolving asset based credit facility of $2.9 million, capital leases of $40,000, compensation payable to the former chairman of Dynax of approximately $115,000, and subordinated notes in the aggregate amount of $603,000.

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

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2006, our five largest customers represented 55.7% of our total revenue. During that period, the five largest customers and their percentages of our total revenue were: Mass Mutual—26.9%; Sikorsky Aircraft—9.2%; IBM—8.5%; New York City Department of Homeless Services—6.6%; and Pfizer—4.5%. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts. The loss of anyone of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a limited number of clients results in a significant concentration of credit risk.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of our significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or might be collectible over longer than normal terms, each of which could adversely affect enherent’s financial position. As of December 31, 2006, our accounts receivable were $4.3 million. Of this amount, $2.0 million, or 45.3% was due from our five largest customers. There can be no assurance that we will not suffer credit losses in the future.

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

Our failure to successfully identify, acquire or integrate new businesses could have a negative effect on our operations; our acquisitions could cause financial difficulties.

As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be material. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or functional problems. Any acquisition would involve a number of risks and present financial, managerial and operational challenges, including:

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

We have goodwill totaling approximately $4.3 million at December 31, 2006 resulting from the merger of Dynax and enherent. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the quarter ending March 31, 2007. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

There are risks associated with placing employees and independent contractors at clients’ businesses which could result in costly and time-consuming litigation.

We could be subject to liability if any of the following risks associated with placing employees or independent contractors at clients’ businesses occur:

•	liabilities for errors and omissions by our employees or independent contractors;

•	injury to client employees;

•	misappropriation of client property;

•	possible claims of discrimination and harassment;

•	misuse of client proprietary information or intellectual property;

•	torts and other similar claims; or

•	other criminal activity

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

Over the last seven years, companies contracting with information technology professional services firms have engaged vendor management organizations, or human capital management firms, to assist them in managing and reducing their information technology expenditures. The increased involvement of these vendor management organizations in the information technology industry has caused companies in the information technology industry to face a reduction in preferred vendor status, an increase in competition, a reduction in revenues, and an increase in fees paid to vendor management organizations. In our experience, vendor management organization fees charged to information technology professional services firms typically range from 2% to 5% of those firms’ billing rates. The increased involvement of vendor management organizations in the information technology industry could have a material adverse effect on our business.

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

Prolonged economic weakness in the information technology services market could adversely affect our business, financial condition and results of operations.

The market for our services can change rapidly. Market demand for information technology services has stabilized and improved in recent years, but this trend may not continue. Our future growth is dependent upon the information technology services we provide. Demand and market acceptance for information technology services are subject to a high level of uncertainty. Prolonged weakness in the information technology services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

The loss of our software or hardware partnerships with IBM would have a material and adverse effect on our business and results of operations.

Our business relationship with IBM enables us to reduce our cost of sales and increase win rates through leveraging our partners’ marketing efforts and strong vendor endorsements. The loss of this relationship could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues and adversely affect our results of operations. In particular, a significant number of our customers for hardware, software and certain services are identified through joint selling opportunities conducted with IBM and through sales leads obtained from our relationship with IBM. The loss of our relationship with, or a significant reduction in the services we perform for IBM, would have a material adverse effect on our business and results of operations.

We depend on contracts with certain federal and state government agencies for a meaningful portion of our revenue, and if the spending policies or budget priorities of these agencies change, we could lose revenue.

The market for certain of our services depends largely on federal and state legislative programs and the budgetary capability to support programs, including the continuance of existing programs. These programs can be modified or amended at any time by acts of federal and state governments. Many government budgets have been adversely impacted by the economic slowdown. Changes in government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance.

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

Our business is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain information technology professionals, who include billable consultants and sales and recruiting professionals. Billable consultants are those employees or independent contractors who possess the necessary technical skills and experience or can be trained to deliver our services. Sales and recruiting professionals are those employees who possess the necessary skills, experience and contacts to sell our services and recruit billable consultants. We are required to continually evaluate, upgrade and supplement our billable consultants to keep pace with changing client needs and technologies and to fill new positions. The IT staffing industry in particular has high turnover rates and is affected by the supply of and demand for qualified information technology professionals. Qualified information technology professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. Some of our major customers may also hire our billable consultants. Direct hiring by our customers adversely affects our turnover rate. There can be no assurance that we will continue to have access to qualified information technology professionals, will be successful in retaining current or future information technology professionals or that the cost of employing and subcontracting such information technology professionals will not increase due to shortages. Failure to attract or retain qualified information technology professionals in sufficient numbers or an increase in the turnover rate among our billable consultants could have a material adverse effect on our business, operating results and financial condition.

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

We experience intense competition. The market for information technology services is very broad, and these services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, we do. Competitors include Albano Systems, Inc., Cognizant Technology Solutions Corporation, Computer Task Group, iGate Corp, Prolifics and TEKsystems. The trend toward offshore outsourcing, internal expansion by foreign and domestic competitors and continuing technological changes will also result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Additionally, in certain sectors of our business, particularly information technology services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to those offered by us, our ability to compete effectively will increasingly depend upon the quality and price of our services. We may not be able to compete effectively, in which case competition could have a material adverse effect on our business, operating results and financial condition.

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

We recruit employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2006, approximately 4% of our employees were working under such temporary work permits in the United States. Although, to date, we have not experienced difficulties in obtaining sufficient H-1B work permits, in the future we may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the Department of Homeland Security or State Department. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of enherent to retain work permit employees in the United States, could increase our cost of recruiting and retaining the requisite number of information technology professionals, which could have a material adverse effect on our business, operating results and financial condition.

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

There have been new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. For instance, in September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on our results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. We are currently evaluating the effect, if any, of SFAS 157 on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. We will adopt the provisions of FIN 48 in the first quarter of 2007, as required. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

enherent’s executive office is located at 101 Eisenhower Parkway, Suite 300, Roseland, New Jersey 07068 and consists of approximately 900 square feet in a leased facility with a term expiring on April 30, 2008. enherent also leases approximately 9,900 square feet in a facility in Windsor, Connecticut for a branch office. The lease on the Windsor branch office expires on August 31, 2009. enherent also leases approximately 6,200 square feet in a facility in Syosset, New York and office space in a facility in New York, New York for branch offices. The lease on the Syosset branch office expires on May 31, 2007 and the lease in New York expires on April 30, 2007. At this time, enherent does not anticipate requiring additional space.

Item 3.	Legal Proceedings

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ENHT.”

Set forth below are the high and low sale price information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2005
First Quarter	$0.40	$0.14
Second Quarter	$0.42	$0.10
Third Quarter	$0.21	$0.09
Fourth Quarter	$0.17	$0.08

2006
First Quarter	$0.18	$0.11
Second Quarter	$0.14	$0.11
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.05

The approximate number of stockholders of record of the Common Stock as of March 20, 2007 was 1,394 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 20, 2007 was $0.08.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock, including reinvestment of dividends for the five years ending December 31, 2006, with the cumulative total return of the Russell 2000 index and a peer group index assuming an investment of $100 for the five years ending December 31, 2006.

THE FOLLOWING GRAPH IS PRESENTED IN ACCORDANCE WITH SECURITIES AND EXCHANGE COMMISSION REQUIREMENTS. STOCKHOLDERS ARE CAUTIONED AGAINST DRAWING ANY CONCLUSIONS FROM THE DATA CONTAINED THEREIN, AS PAST RESULTS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE. THIS GRAPH IN NO WAY REFLECTS ENHERENT’S FORECAST OF FUTURE FINANCIAL PERFORMANCE.

DIVIDEND REINVESTED TOTAL RETURN

Company/Index Name	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
enherent Corp.	$100.00	$40.91	$43.18	$172.73	$56.82	$27.73
Peer Index(1)	$100.00	$61.68	$159.57	$134.48	$135.95	$177.54
Russell 2000 Index	$100.00	$78.42	$114.00	$133.94	$138.40	$162.02

(1)	Peer Index consists of Covansys Corporation (CVNS), Computer Horizons Corp. (CHRZ), Igate Corp. (IGTEE) and Intelligroup, Inc. (ITIG.PK).

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this Annual Report on Form 10-K, in whole or in part, the foregoing Performance Graph shall not be incorporated by reference into any such filings.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Revenues:
Service revenue	$22,343	$16,364	$14,377	$23,788	$27,487
Equipment and software revenue	3,167	2,704	4,024	3,532	2,633

Total Revenues	$25,510	$19,068	$18,401	$27,320	$30,120

Cost of revenues
Cost of services	16,427	12,168	10,820	17,966	21,085
Cost of equipment and software	2,745	2,013	3,331	2,724	2,026

Total cost of revenues	$19,171	$14,180	$14,150	$20,690	$23,111

Gross profit	6,339	4,887	4,250	6,630	7,009

Operating expenses	8,860	5,012	4,435	6,713	6,540
Income (loss) from operations	$(2,521)	$(124)	$(185)	$(83)	$469
Other expense	(513)	(406)	(491)	(660)	(767)

Loss before cumulative effect of change in accounting principle	$(3,035)	$(530)	$(676)	$(743)	$(298)
Cumulative effect of change in accounting principle	(3,027)	—	—	—	—

Net loss available to common Stockholders	$(6,062)	$(530)	$(676)	$(743)	$(298)

Basic and diluted net loss per share	$(0.88)	$(0.06)	$(0.03)	$(0.02)	$(0.01)

Number of shares used in computing basic and diluted net loss per share	6,876,823	8,475,967	20,905,370	43,175,973	50,361,173

	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Working capital deficiency	$(1,411)	$(1,445)	$(2,352)	$(2,239)	$(2,736)
Total assets	6,401	4,363	3,853	10,754	10,038
Current portion of long-term obligations	4,199	2,817	3,173	3,778	3,611
Long-term obligations, less current portions	2,355	2,614	2,204	3,818	3,234
Total liabilities	9,439	7,868	7,784	11,665	11,057
Mandatory redeemable preferred stock	2,475	—	—	—	—
Total common stockholders’ equity (deficit)	(5,513)	(3,505)	(3,931)	(911)	(1,019)

Amounts for 2004 and prior periods are those of Dynax (See “The Merger” below and Notes 1 and 3 of notes to consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

A majority of enherent’s consulting engagements are performed on a time and material basis and tend to present lower risk and have lower gross profit margins than enherent’s fixed price engagements. Time and material engagements consist of providing technology consultants to clients on a temporary basis. The consultants’ work is supervised and managed by the client. Generally, time and material contracts are less than a year in duration. Generally, fixed price engagements are for a year or less and represented less than 2% of enherent’s revenue in 2006.

enherent utilizes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. enherent typically bills its clients for time and material services on a weekly, semi monthly and monthly basis as specified by the contract with a particular client. Actual billing rates and payment schedules for fixed-price engagements are made on a case-by-case basis and are set forth in the contract with the client. Consulting services revenues generated under time and material engagements are recognized as the services are rendered. Consulting services revenues generated under fixed price engagements are recognized when the work is performed based upon the completion of milestones. enherent also derives revenues from computer equipment and software license sales. Revenues generated from computer equipment are recognized when the equipment is received by the client. Revenues generated from software license sales are recognized at the inception of the software license term. In addition, enherent generates revenues from the permanent placement of individuals at client accounts. Revenues generated from the permanent placements of individuals at client accounts are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. Revenues from permanent placement of individuals were $86,000 in 2006 and $39,000 in 2005.

enherent evaluates the strengths and weaknesses of its financial condition and operating performance by monitoring and managing certain factors including: gross profit and utilization of time and material and fixed price engagements, sales pipeline and sales backlog; and earnings before interest, depreciation, taxes and amortization. enherent monitors operating performance to financial projections by analyzing and reviewing the sales pipeline (high probability near-term revenue opportunities) and signed sales backlog on a weekly basis. On a weekly basis, a formal sales status update meeting is held to review high probability opportunities and determine actions needed to close the opportunity. Signed backlog is updated weekly and reports are produced for management. Signed backlog as a percentage of remaining business required to achieve financial goals is assessed to determine the financial stability of the business. On a weekly basis, management reviews actual results compared to the operation budget and, if revenues are not aligned with expenses, management takes action to reduce expenses. Management believes that the implementation of the controls relating to cost containment has resulted in an improvement in enherent’s earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2006.

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

In the year ended December 31, 2006, enherent’s clients have tended to approve projects or initiatives that directly improve their ability to market or sell their goods or services and that can demonstrate a rapid return on investment, rather than discretionary information technology projects that would not directly improve their ability to market or sell their goods or services or offer the same rapid return on investment. In the year ended December 31, 2006, as a result of the cautious general economic climate, there were several significant trends that continued to affect spending on application development and information technology services. enherent continued to face some price pressure in the year ended December 31, 2006 as a result of overall budget constraints within certain industries. enherent is carefully working with its billable consultants to assure that the salaries and hourly rates paid to those consultants provide enherent with a predictable and satisfactory profit margin. enherent uses its recruiting team to gain a better understanding of current market rates and trends on both the supply and demand sides. This allows enherent to price more competitively and to find and retain consulting professionals.

The Merger

On April 1, 2005, enherent completed a merger transaction with Dynax, an information technology services firm, in a stock-for-stock exchange. Immediately following the merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial statements presented for periods prior to the merger are the financial statements of Dynax. The operations of the former enherent business have been included in the financial statements only from the date of merger.

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

•

transition of enherent’s and Dynax’s back office information system to Great Plains and transition of enherent’s legacy back office and accounting processes to our corporate office together resulting in the consolidation of all of our back office operations including payroll, billing, accounts payable, collections and financial reporting;

•	cross-selling of staffing and solutions services to the combined customer base;

•	increased geographical reach for our services; and

•	decreased enherent’s dependency on H-1B work permits for billable consultants with a more diverse employee base.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100%
Cost of revenues	76.9	75.7	76.7
Gross profit	23.1	24.3	23.3
Operating expenses	24.1	24.6	21.7
Income (loss) from operations	(1.0)	(0.3)	1.6
Other income (expense)	(2.7)	(2.4)	(2.5)
Net loss	(3.7)	(2.7)	(0.9)

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Service Revenues:

Service revenues increased 15.5% to $27.5 million for the year ended December 31, 2006 from $23.8 million for the year ended December 31, 2005. The increase was attributable primarily to the additional revenues generated from the merger. Additionally, the unaudited combined pro-forma results set forth in Note 3 of the consolidated financial statements, which are presented under the assumption that the merger occurred as of the first day of each period, reflect no change in service revenues for the year ended December 31, 2006 compared to the same period in 2005. While the revenue remained constant during the period, there was an increase in demand for the Company’s services by certain key customers and the addition of certain new customers which was offset by a decrease in demand for its services by other customers.

Gross profit from service revenue increased 10.0% to $6.4 million for the year ended December 31, 2006 from $5.8 million for the year ended December 31, 2005. The increase in gross profit was attributable primarily to the additional revenues generated from the merger.

Gross profit as a percentage of service revenues declined to 23.3% for the year ended December 31, 2006 from 24.4% for the year ended December 31, 2005. The decrease in gross profit percentage was attributable to lower gross profit margins on certain time and material based client engagements due to lower pricing driven by competitive market conditions.

Equipment and Software Revenues:

Equipment and software revenues decreased 25.4% to $2.6 million for the year ended December 31, 2006 from $3.5 million for the year ended December 31, 2005. The decrease in equipment and software revenues was attributable primarily to less demand for certain of the Company’s products and the loss of certain key sales personnel during the year.

Gross profit from equipment and software revenues decreased 24.9% to $607,000 for the year ended December 31, 2006 from $808,000 for the year ended December 31, 2005. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the year ended December 31, 2006.

Gross profit as a percentage of revenue depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from enherent, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance its purchase, the Company recognizes only the net commission revenue versus the gross revenue, which results in a higher gross profit percentage.

Gross profit as a percentage of equipment and software revenues increased to 23.1% for the year ended December 31, 2006 from 22.9% for the year ended December 31, 2005. During 2006, the Company’s sales personnel focused on closing fewer equipment and software sales transactions but at higher margins. As a result, the Company’s gross profit percentage on equipment and software sales increased over the prior year period.

Operating Expenses:

Operating expenses decreased 2.6% to $6.5 million for the year ended December 31, 2006 from $6.7 million for the year ended December 31, 2005. The decrease was due primarily to the absence of non-recurring Merger expenses and a decrease in depreciation expense in 2006 partially offset by an increase in selling, general and administrative expenses incurred as a result of the Merger and stock-based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006.

Interest Expense:

Interest expense increased 14.9% to $739,000 for the year ended December 31, 2006 from $643,000 for the year ended December 31, 2005. The increase was due primarily to the increase in the revolving line of credit, the increase in the prime interest rate and the assumption of long-term debt obligations as a result of the Merger.

Provision for Income Taxes:

The provision for income taxes related primarily to capital-based and minimum state taxes and was not impacted by the availability of net operating loss carry forwards.

Net Loss:

Net loss decreased to $298,000 for the year ended December 31, 2006 from $744,000 for the year ended December 31, 2005. The net loss decrease was due primarily to non-recurring expenses incurred during the year ended December 31, 2005 pertaining to the Merger and a decrease in depreciation expense in 2006, partially offset by higher interest charges during the year ended December 31, 2006 and stock-based compensation expenses incurred as a result of the adoption of SFAS No. 123(R) on January 1, 2006.

Loss Per Share:

Loss per share information has been computed based on the weighted average number of Company shares outstanding after the Merger date for the year ended December 31, 2006 and the weighted average number of shares outstanding (adjusted for the 3.8359 exchange ratio on the Merger date) both before and after the Merger for the year ended December 31, 2005. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for these periods.

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

Gross profit from equipment and software revenues increased 16.6% to $808,000 for the year ended December 31, 2005 from $693,000 for the year ended December 31, 2004. The $1.2 million equipment transaction in the first quarter of 2004 had minimal impact on gross profit dollars reported for that period. The increase in gross profit was attributable primarily to one large equipment lease transaction during the third quarter of 2005.

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

Quarterly Results

The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2006. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consist only of normal recurring adjustments necessary for the fair presentation of the information for the period presented. This information should be read in conjunction with the Company’s consolidated financial statements and related notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three months ended,
	Mar 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
	(in thousands)
Statement of Income Data:
Revenues	$3,775	$7,509	$7,627	$8,409	$7,051	$7,546	$7,414	$8,108
Cost of revenues	2,887	5,649	5,630	6,525	5,504	5,727	5,654	6,226

Gross profit	888	1,860	1,997	1,884	1,547	1,819	1,760	1,882
Total Operating Expenses	1,350	1,977	1,739	1,647	1,873	1,606	1,515	1,545

Income (loss) from operations	(462)	(117)	258	237	(326)	213	245	337
Other income (expense)	(126)	(166)	(177)	(191)	(191)	(187)	(192)	(196)

Net income (loss)	$(588)	$(283)	$81	$46	$(517)	$26	$53	$141

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.5	75.2	73.8	77.6	78.1	75.9	76.3	76.8

Gross profit	23.5	24.8	26.2	22.4	21.9	24.1	23.7	23.2
Total operating expenses	35.7	26.3	22.8	19.6	26.5	21.3	20.4	19.1

Income (loss) from operations	(12.2)	(1.5)	3.4	2.8	(4.6)	2.8	3.3	4.1
Other income (expense)	(3.3)	(2.2)	(2.3)	(2.3)	(2.7)	(2.5)	(2.6)	(2.4)

Net income (loss)	(15.5)	(3.7)	1.1	0.5	(7.3)	0.3	0.7	1.7

Liquidity and Capital Resources

On April 1, 2005, following the consummation of the Merger, the Company entered into an Amended and Restated Credit Agreement, dated April 1, 2005, among the Company and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement with Ableco provided the Company with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the Merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B, which was previously maintained by Dynax and was assumed by enherent in the Merger. The credit facility is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B is secured by a subordinated lien on all tangible and intangible assets of the Company.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly, and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2006, the balance outstanding under the revolving credit facility was $2.9 million. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of December 31, 2006, the outstanding principal balance of the Term Loan B was $1,700,000.

The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments of $177,000 shall be due for the following two years and for the last year semi-annual principal payments of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will increase by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note. As of December 31, 2006, $141,000 was past due bearing a blended interest rate of approximately 14%.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of December 31, 2006, the aggregate balance outstanding was $710,000, representing $457,000 of principal and $253,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

The Company has a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 are due commenced on April 15, 2005. As of December 31, 2006, the principal balance outstanding was $50,000.

The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of December 31, 2006, the balance outstanding was $150,000, net of imputed interest.

As of December 31, 2006, the Company’s long-term obligations with maturities of less than one year totaling $3.6 million consist of the Ableco revolving asset based credit facility of $2.9 million, capital leases of $40,000, compensation payable to the former chairman of $115,000, and subordinated notes in the aggregate amount of $603,000.

Cash and cash equivalents were $632,000 at December 31, 2006 compared to $321,000 at December 31, 2005.

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

Cash flow provided by operations was $1.1 million for the twelve months ended December 31, 2006. Cash flow from operations was generated primarily by customer collections resulting in a reduction in accounts receivable, a reduction in prepaid expenses and an increase in certain current liabilities including accrued expenses. During the twelve months ended December 31, 2005, cash flow used for operations was $356,000. The primary uses of cash during the year ended December 31, 2005 were to reduce the Company’s trade accounts payable subsequent to the Merger and to fund operating losses and interest expenses.

Cash used in investing activities for the twelve-month period ended December 31, 2006 was $42,000 and related to the purchase of computers, software upgrades and office equipment. For the twelve months ended December 31, 2005, cash provided by investing activities was $368,000 consisting of enherent’s cash balances received upon the Merger of $892,000, offset by direct merger costs of $401,000 and $123,000 in purchases of computers, software upgrades and office equipment.

Cash used in financing activities for the twelve months ended December 31, 2006 was $787,000, consisting of net repayments on the revolving credit facility of $613,000, and principal repayments of long-term debt and capital leases of $174,000. Cash provided by financing activities for the twelve months ended December 31, 2005 was $280,000 consisting of net proceeds from the revolving credit facility of $869,000 and proceeds from the exercise of options of $19,000 offset by principal debt repayments on long-term debt and capital leases of $455,000 and payment of deferred financing costs of $153,000.

The Company’s accounts receivable were $4.3 million at December 31, 2006 and $5.0 million at December 31, 2005. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 49 days as of December 31 2006 and 54 days as of December 31, 2005. The improvement in DSO was primarily the result of faster collections during the twelve-month period ended December 31, 2006 from certain customers.

Inflation did not have a material impact on enherent’s revenue or loss from operations.

The Company’s working capital deficiency was $2.7 million and $2.2 million as of December 31, 2006 and December 31, 2005, respectively. The working capital deficiency arose primarily because the outstanding balance ($2.9 million at December 31, 2006 and $3.5 million at December 31, 2005) due under the revolving credit agreement with Ableco, which expires in March, 2008, is required to be classified as a current liability under generally accepted accounting principles, in accordance with the provisions of Emerging Issues Task Force Issue 95-22.

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

Accounts Receivable—Allowance for Doubtful Accounts

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

Fixed Assets

Fixed assets are stated at cost, and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in the three years ended December 31, 2006.

Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001, however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. The Company performs its annual impairment analysis as of March 31, the anniversary date of the enherent/Dynax merger. The goodwill is not considered impaired at December 31, 2006.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Stock Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 9. Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods. Results for prior periods have not been restated.

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Deferred Taxes

For U.S. federal income tax purposes, at December 31, 2006, the Company had a net loss carryforward of approximately $52.5 million, which begins to expire in 2018. Due to the uncertainty of its ability to utilize these deferred tax assets, the Company has provided a valuation allowance to offset these deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation could have a significant positive impact on net income.

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

Contractual Obligations

The following table of contractual obligations sets forth the contractual obligations of the Company as of December 31, 2006:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$6,786,153	$3,571,105	$2,983,219	$231,829	$—
Capital Lease Obligations	58,994	39,858	19,136	—	—
Operating Lease Obligations	575,050	282,577	292,473	—	—

Total	$7,420,197	$3,893,540	$3,294,828	$231,829	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in this area.

Interest Rate Risk

We have exposure to changes in interest rates on a portion of our debt obligations. The interest rate on the revolving credit facility maybe based on either the lenders’ prime rate or LIBOR. Borrowings under the revolving credit facility currently bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2006, the balance outstanding under the revolving credit facility was $2.9 million.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Goverance

(a) Directors of the Company.

This information will be included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the Company.

This information will be included in the 2007 Proxy Statement under the heading “Executive Officers” and is incorporated herein by reference.

(c) Information Regarding Audit Committee and Nominating & Governance Committee

This information will be included in the 2007 Proxy Statement under the heading “Meetings and Certain Committees of the Board of Directors” and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance.

This information will be included in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(e) Code of Ethics

The Company has adopted a code of ethics, titled “Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp.” (the “Code of Ethics”). The Code of Ethics applies to all officers, directors and employees of the Company. The Code of Ethics is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the SEC. The Code of Ethics was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which persons currently consist of Pamela Fredette and Karl Brenza. The Company has filed its Code of Ethics with the SEC, see Exhibit 14.1.

Item 11.	Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the captions “Ownership of enherent Corp. Common Stock” and “Equity Compensation Plan Information” in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the captions “Director Compensation” and “Executive Compensation” in the 2007 Proxy Statement. The information called for by Item 13 with respect to director independence is incorporated herein by reference to the material under the caption “Election of Directors” and “Meetings and Certain Committees of the Board of Directors” in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Independent Public Accountants” in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Index to Consolidated Financial Statements of enherent Corp. and Subsidiaries is on page F-1.

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is on page F-18.

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

enherent Corp.

Date: March 29, 2007	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Date: March 29, 2007	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 29, 2007	By:	/s/ KARL BRENZA
Karl Brenza
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 29, 2007	By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Director

Date: March 29, 2007	By:	/s/ THOMAS MINERVA
Thomas Minerva
Vice Chairman and Director

Date: March 29, 2007	By:	/s/ FAITH GRIFFIN
Faith Griffin
Director

Date: March 29, 2007	By:	/s/ WILLIAM CARY
William Cary
Director

S-1

enherent Corp. and Subsidiaries

I ndex to Consolidated Financial Statements

R eport of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

enherent Corp.

We have audited the accompanying consolidated balance sheet of enherent Corp. and Subsidiaries (the “Company”) as of December 31, 2006, and December 31, 2005 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the accompanying financial statement schedule on page F-20. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on them based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and December 31, 2005, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Cornick, Garber & Sandler, LLP

Cornick, Garber & Sandler, LLP

New York, New York

March 29, 2007

E NHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$631,656	$320,574
Accounts receivable, net	4,320,334	4,996,626
Prepaid and refundable taxes	—	18,427
Prepaid expenses and other current assets	134,854	254,756

Total current assets	5,086,844	5,590,383

Furniture, equipment and improvements, net	174,506	255,375

Goodwill	4,334,278	4,334,278
Other intangible assets, net	325,000	425,000
Deferred financing costs, net	85,812	123,952
Other assets	31,376	24,689

TOTAL	$10,037,816	$10,753,677

LIABILITIES

Current liabilities:
Revolving credit facility	$2,852,628	$3,465,519
Current portion of long-term debt	758,335	312,521
Accounts payable and accrued expenses	3,186,815	3,302,094
Deferred revenue	171,275	143,898
Accrued compensation and benefits	853,979	605,187

Total current liabilities	7,823,032	7,829,219

Long-term liabilities:
Long-term debt, net of current portion above	3,234,184	3,817,883
Noncurrent rent payable	—	18,261

Total long-term liabilities	3,234,184	3,836,144

Total liabilities	11,057,216	11,665,363

Commitments and contingencies

CAPTIAL DEFICIENCY

Preferred stock, $.001 par value; authorized—10,000,000 shares, issued-none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding—50,361,451 shares in 2006 and 50,341,451 shares in 2005	50,361	50,341
Additional paid-in capital	27,256,889	27,091,409
Unearned compensation on restricted stock	—	(24,295)
Accumulated deficit	(28,326,650)	(28,029,141)

Total capital deficiency	(1,019,400)	(911,686)

TOTAL	$10,037,816	$10,753,677

The accompanying notes are an integral part of these consolidated financial statements.

E NHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005*	2004*
Revenues:
Service revenue	$27,486,679	$23,788,329	$14,376,625
Equipment and software revenue	2,633,509	3,532,314	4,024,282

Total revenues	30,120,188	27,320,643	18,400,907

Cost of revenues:
Cost of services	21,084,983	17,966,654	10,819,807
Cost of equipment and software	2,026,493	2,724,268	3,330,868

Cost of revenues	23,111,476	20,690,922	14,150,675

Gross profit	7,008,712	6,629,721	4,250,232

Operating expenses:
Selling, general and administrative	6,242,670	5,813,944	4,170,406
Nonrecurring merger related expenses	—	573,227	—
Depreciation and amortization expense	296,955	326,120	264,778

Total operating expenses	6,539,625	6,713,291	4,435,184

Operating income (loss)	469,087	(83,570)	(184,952)
Interest expense	(738,596)	(642,935)	(465,202)

Loss before income taxes	(269,509)	(726,505)	(650,154)
Provision for income taxes	(28,000)	(17,000)	(25,922)

NET LOSS	$(297,509)	$(743,505)	$(676,076)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)

Number of shares used in computing basic and diluted net loss per share	50,361,173	43,175,973	20,905,370

*	Dynax Solutions, Inc. and subsidiaries only until April 1, 2005 (See Notes 1 and 3 to the consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

E NHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred Stock		Common Stock		Additional Paid-in Capital	Restricted Stock		Treasury Stock		Total Capital Deficiency
	Number of Shares	Amount	Number of Shares	Amount		Unearned Compensation	Accumulated Deficit	Number of Shares	Amount
Balance at January 1, 2004	—	$—	21,159,883	$21,160	$23,104,468	$—	$(26,609,560)	414,342	$(21,063)	$(3,504,995)
Treasury stock retired	—	—	(414,342)	(415)	(20,648)	—	—	(414,342)	21,063	—
Common stock issued for compensation relating to amended CEO agreement	—	—	1,917,950	1,918	248,082	—	—	—	—	250,000
Net Loss for the year ended December 31, 2004	—	—	—	—	—	—	(676,076)	—	—	(676,076)

Balance at December 31, 2004	—	—	22,663,491	22,663	23,331,902	—	(27,285,636)	—	—	(3,931,071)
Common stock issued upon merger with Dynax	—	—	26,953,103	26,953	3,686,198	—	—	—	—	3,713,151
Exercise of common stock options	—	—	220,000	220	18,280	—	—	—	—	18,500
Restricted common stock issued	—	—	504,857	505	55,029	(24,295)	—	—	—	31,239
Net Loss for the year ended December 31, 2005	—	—	—	—	—	—	(743,505)	—	—	(743,505)

Balance at December 31, 2005	—	$—	50,341,451	$50,341	$27,091,409	$(24,295)	$(28,029,141)	—	$—	$(911,686)

Exercise of common stock options	—	—	20,000	20	480	—	—	—	—	500
Restricted common stock amortization	—	—	—	—	—	24,295	—	—	—	24,295
Stock based compensation					165,000					165,000
Net Loss for the year ended December 31, 2006	—	—	—	—	—	—	(297,509)	—	—	(297,509)

Balance at December 31, 2006	—	$—	50,361,451	$50,361	$27,256,889	$—	$(28,326,650)	—	$—	$(1,019,400)

The accompanying notes are an integral part of these consolidated financial statements.

E NHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005 *	2004 *
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net loss	$(297,509)	$(743,505)	$(676,076)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debts	50,000	45,151	(50,000)
Depreciation	158,815	222,516	264,778
Amortization of intangibles	100,000	75,000	—
Amortization of deferred financing costs	38,140	28,604	—
Deferred compensation	24,295	31,239	—
Deferred rent	(18,261)	(24,954)	(17,394)
Stock based compensation	165,000	—	—
Deferred revenue	27,377	44,646	(52,933)
Common stock issued to chief executive officer	—	—	250,000
Changes in assets and liabilities: **
Accounts receivable	626,292	507,740	(166,857)
Prepaid expenses and other current assets	119,902	(60,516)	(109,131)
Prepaid and refundable taxes	18,427	27,622	43,254
Other assets	(6,687)	25,311	135,012
Accounts payable and other accrued expenses	133,513	(534,947)	(175,871)

Net cash provided by (used in) operating activities	1,139,304	(356,093)	(555,218)

Cash flows from investing activities:
Cash balance received upon merger of enherent	—	892,309	—
Purchase of furniture, fixtures, and equipment	(41,684)	(122,759)	(35,695)
Payments of direct merger costs	—	(401,409)	(166,064)

Net cash provided by (used in) investing activities	(41,684)	368,141	(201,759)

Cash flows from financing activities:
Repayment of notes payable, others	(50,000)	(73,438)	(37,492)
Repayment of compensation note payable	(76,398)	(99,864)	(86,880)
Net proceeds (repayments) under revolving loan	(612,891)	868,970	359,796
Principal repayments on term loan	—	(225,103)	(300,000)
Principal payments on capital lease obligations	(47,749)	(56,630)	(25,337)
Payments of deferred financing costs	—	(152,556)	—
Proceeds from exercise of stock options	500	18,500	—

Net cash provided by (used in) financing activities	(786,538)	279,879	(89,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	311,082	291,927	(846,890)

CASH AND CASH EQUIVALENTS—JANUARY 1	320,574	28,647	875,537

CASH AND CASH EQUIVALENTS—DECEMBER 31	$631,656	$320,574	$28,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during year for:
Interest	$584,130	$565,263	$412,015

Income taxes	$14,195	$1,378	$(17,332)

Noncash investing and financing transactions:
Equipment acquired under capital leases	$36,262	$55,389	$35,414

Issuance of restricted stock	$—	$55,534	$—

Accrued deferred acquisition costs	$—	$—	$216,985

Issuance of enherent shares related to merger	$—	$3,713,151	$—

Treasury stock retired	$—	$—	$21,063

Common stock issued as compensation	$—	$—	$250,000

*	Dynax Solutions, Inc. and subsidiaries only until April 1, 2005 (See Notes 1 and 3 to the consolidated financial statements)
**	Gives effect to assets and liabilities acquired in the merger (see note 3 to the consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

E NHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

As further described in Note 3, on April 1, 2005 enherent Corp. (enherent) and Dynax Solutions, Inc. (Dynax) entered into a business combination, pursuant to which enherent is the legal surviving entity but Dynax is considered as the acquirer of enherent for financial reporting purposes. Accordingly, the financial statements and related footnote disclosures presented for the period prior to the business combination are those of Dynax and its subsidiaries alone. The financial statements for the year ended December 31, 2005 include the operations and cash flows of Dynax through March 31, 2005 and the combined operations and cash flows of Dynax and its subsidiaries and enherent after that date.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 3.8359 shares of enherent common stock for each share of the Dynax common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Equipment

Revenue from the sale of hardware sales is recognized when the product is shipped to the customer and there are no unfulfilled company obligations that affect the customer’s final acceptance of the equipment.

Software

Revenue from the sale of one-time charge licensed software is recognized at the inception of the license term.

Per Share Amounts

Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net earnings per share is based on the average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. For all periods presented, the computation of net loss per share excludes the effect of outstanding stock options as they were antidilutive.

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

Goodwill and Other Intangibles

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets" was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Stock Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 9. Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods. Results for prior periods have not been restated.

The adoption of SFAS No. 123(R) on January 1, 2006 resulted in the Company’s net income for the year-ended December 31, 2006 being approximately $165,000 lower than if it had continued to account for stock-based compensation under APB Opinion No. 25 and reduced both basic and diluted earnings per share as reported for the year-ended December 31, 2006 by $0.01.

The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards vesting during the year-ended December 31, 2005 and the year-ended December 31, 2004:

	2005	2004
Net loss as reported	$(743,505)	$(676,076)
Total stock option expense determined under fair value base method	(114,000)	(184,000)

Pro forma net loss	(857,505)	(860,076)

Net loss per common share as reported:
Basic and diluted	$(0.02)	$(0.03)

Net loss per common share pro forma:
Basic and diluted	$(0.02)	$(0.04)

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Awards of restricted stock are valued at the market price of our common stock on the grant date and initially recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2006	2005	2004
Risk-free interest rate (approximately)	5%	5%	4%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of Common Stock (average)	65%	118%	186%
Average life years	10	10	10

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

Advertising

Advertising costs are expensed as incurred. Advertising expense, including marketing expenses for the years ended December 31, 2006, 2005, and 2004 were approximately $91,000, $121,000 and $38,000 respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Concentration of Credit Risk and Revenues

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of cash and cash equivalents and trade accounts receivable. The Company deposits its cash with high quality credit institutions. At times, such balances may be in excess of the Federal Deposit Insurance Corporation limit.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

For the years ended December 31, 2006, 2005 and 2004, one customer accounted for approximately 27%, 14% and 13% of revenues, respectively and no other customer accounted for over 10% of revenue during these periods. As at December 31, 2006, one customer accounted for approximately 18% of accounts receivable and, a second customer accounted for approximately 12% of accounts receivable; no other customer accounted for over 10% of accounts receivable at either December 31, 2006 or December 31, 2005.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007, as required. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3—MERGER

On October 12, 2004, Dynax (the “Company”) entered into a definitive Agreement and Plan of Merger with enherent to combine in a stock-for-stock exchange with enherent as the legal surviving entity. The merger was completed on April 1, 2005. In connection with the merger, shares of enherent were issued in exchange for shares of the Company on a ratio of 3.8539 shares of enherent for each share of the Company. enherent stock options were also exchanged for outstanding stock options of the Company (See Note 9) at the same exchange ratio. Following the merger, the former stockholders of the Company owned approximately 50% of the common stock of enherent Corp. on a fully diluted basis.

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

	Year Ended December 31,
	2005	2004
Revenues:
Service revenue	$27,519,000	$27,339,000
Equipment and software revenue	3,532,000	4,024,000

Total revenues	31,051,000	31,363,000

Pro forma loss before non recurring merger related expenses	(282,000)	(1,193,000)
Merger related costs incurred directly by acquired entity and other non-recurring costs	(1,178,000)	(1,778,000)

Pro forma net loss	$(1,460,000)	$(2,971,000)

Basic and diluted net (loss) per common share	$(0.03)	$(0.06)
Weighted average shares—basic and diluted	49,914,000	47,289,000

NOTE 4—FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements consist of the following:

	December 31,		Estimated Useful Lives (Years)

	2006	2005
Furniture, fixtures and equipment	$2,200,322	$2,132,799	7
Leasehold improvements	283,237	272,818	7 – 10

Total	2,483,559	2,405,617
Less accumulated depreciation and amortization	(2,309,053)	(2,150,242)

Balance*	$174,506	$255,375

*	Balance includes net assets under capital leases of approximately $80,000 in 2006 and $99,000 in 2005.

Depreciation expense was $158,815, $222,516 and $264,778 for the years ended December 31, 2006, 2005 and 2004, respectively.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the Company’s merger with enherent (Note 3), the Company recorded goodwill of $4.3 million in the year ended December 31, 2005. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes. The goodwill is not considered impaired at December 31, 2006.

The merger with enherent also resulted in the valuation of enherent’s customer base as an intangible asset. The Company used a discounted cash flow analysis to value the customer base intangible asset totaling $500,000. The customer base intangible asset is being amortized on a straight-line basis over five years. Amortization expense was $100,000 for the year ended December 31, 2006 and $75,000 for the year ended December 31, 2005.

NOTE 6—REVOLVING CREDIT FACILITY

On April 1, 2005, following the consummation of the enherent merger, the Company entered into an Amended and Restated Credit Agreement with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provides the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of Term Loan A and Term Loan B previously outstanding. The loans are collateralized by all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. The loans under the revolving credit agreement are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The loan agreement requires that the Company maintain certain financial covenants.

At December 31, 2006 and 2005, the revolving credit facility balance outstanding was $2,852,628 and $3,465,519, respectively.

NOTE 7—LONG TERM DEBT

In connection with the merger, the Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the prior enherent Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The above revolving credit facility is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the prior enherent Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the credit facility. The total amount and terms of the long term debt including capital lease obligations are summarized as follows:

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005

Note Payable due to a prior enherent Preferred Stockholder. According to the terms of the note of $188,000, no interest is initially charged. This note has a term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate is increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note.

	$164,062	$164,062

Notes payable due to the repurchase of enherent’s Preferred Stock in 2004. As a result, of the repurchase the Company is obligated to make principal and interest payments on a three-year promissory note. Annual principal payments of $50,000 are due commencing April 15, 2005 plus interest of 4%.	50,000	100,000

Ableco Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010.	1,700,000	1,700,000

Note Payable due to three prior enherent Preferred Stockholders. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months. Thereafter, semi-annual principal payments in the amount of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due.	1,412,500	1,412,500

Note Payable due to a former Board Chairman in quarterly payments of $31,250 through January 2008; balance stated is net of imputed interest at 8.6% a year.	150,133	226,531

Note Payable due from a prior business acquisition. The note is subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. The monthly payment terms are equal to (i) $5,000 or (ii) $7,500 if EBITDA (as defined in the note) is at least $75,000 or (iii) $10,000 if EBITDA is $100,000 or greater, plus interest at prime plus 1% on unpaid principal and accrued interest.

	112,623	112,623

Notes Payable due a prior business acquisition. The notes are subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. Due in monthly payments equal to (i) $10,000 or (ii) $15,000 if EBITDA (as defined in the note) is at least $75,000 or (iii) $20,000 if EBITDA is $100,000 or greater, plus interest at prime on unpaid principal and accrued interest.

	344,207	344,207

Various capital lease obligations related to the acquisition of computer and office equipment in the Consolidated Balance Sheet. Capital leases are stated net of interest at nominal amounts.	58,994	70,481

Total debt	3,992,519	4,130,404
Less current portion of long-term debt	(758,335)	(312,521)

Non-current portion of long-term debt	$3,234,184	$3,817,883

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2006, aggregate maturities of long-term debt including capital leases are as follows:

Year ending December 31:
2007	$758,335
2008	828,230
2009	1,216,000
2010	958,125
2011	157,622
2012	74,207

Total	$3,992,519

NOTE 8—CAPITAL STOCK

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

As of December 31, 2006 and 2005, the Company had 50,361,451 and 50,341,451 shares, respectively, of voting common stock issued and outstanding.

In accordance with the merger (Note 3), the Dynax Solutions Inc. shareholders exchanged their shares of common stock for shares of enherent common stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 3.8359 shares of enherent common stock for each share of the Dynax common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

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

In January 2006, the Company issued 20,000 shares of common stock for options exercised at an average price of $0.03 per share.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 9—STOCK BASED COMPENSATION

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

A summary of the status of the Company’s outstanding stock options as of December 31, 2006 and the changes during the three years then ended are as follows:

	Shares	Weighted Average Price per Share
Outstanding—January 1, 2004	4,624,519	$0.69
2004 transactions:
Forfeited	(1,209,329)	1.94
Granted	2,112,622	0.11

Outstanding—December 31, 2004	5,527,812	$0.19

2005 transactions:
Exercised	(220,000)	0.08
Forfeited	(540,441)	0.44
Granted	3,566,198	0.32

Outstanding—December 31, 2005	8,333,569	$0.23

2006 transactions:
Exercised	(20,000)	0.03
Forfeited	(767,396)	0.25
Granted	865,000	0.12

Outstanding—December 31, 2006	8,411,173	$0.22

The following table summarizes information about the stock options outstanding as at December 31, 2006:

Exercise Prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life
$0.03 – $0.29	7,780,507	6,109,570	8.1
$0.66 – $0.78	315,648	315,648	2.7
$1.13 – $1.82	111,718	111,718	3.8
$2.19 – $2.75	169,450	169,450	2.6
$3.63 – $5.00	33,850	33,850	3.1

Total	8,411,173	6,740,236

Restricted Stock

Pursuant to an employment agreement, the Company on August 15, 2005 entered into a Restricted Stock Agreement and a Stock Option Award Agreement with an executive which granted to the executive 504,857 shares of restricted stock (equal to 1% of the Company’s outstanding common stock on the date of grant), with a value of $0.11 per share, one-half of which vested six months from the effective date of the agreement and one-half vested on the first anniversary of the effective date.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 10—INCOME TAXES

As a result of the merger with enherent (Note 3), the amount of net operating loss carryforward available to be utilized in reduction of future taxable income, was reduced to approximately $660,000 annually plus any losses incurred after the merger, pursuant to the change in control provisions of Section 382 of the Internal Revenue Code.

The Company has federal net operating loss carryforwards of approximately $52.5 million and state net operating loss carryforwards of approximately $55.8 million that will be available to offset future taxable income, if any, which begin to expire in 2018. A 100% valuation allowance has been established as a reserve against the deferred tax assets arising from the net operating losses and other net temporary differences since it cannot, at this time, be considered more likely than not that their benefit will be realized in the future. Therefore, the provision for income taxes for the years ended December 31, 2006 and 2005 differs from the amount that would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

At December 31, 2006, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carryforwards	$4,900,000
Allowance for bad debts	20,000
Deferred compensation	60,000
Amortization	800,000
Depreciation	10,000

Subtotal	5,790,000
Less valuation allowance	(5,790,000)

Balance	$—

NOTE 11—RETIREMENT PLANS

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Prior to the merger, the Company’s plan provided for optional profit sharing contributions by the Company as determined by management. Effective April 1, 2005, the Company adopted enherent’s existing 401(k) plan which matched 100% of employee contributions of up to 3% of eligible compensation in 2005. The Company charged operations for its matching contribution of approximately $37,000 for the year ended December 31, 2005. Commencing in 2006, the Company elected to make 401(k) matching contributions discretionary and no matching contributions were made by the Company for the year ended December 31, 2006.

NOTE 12—SEGMENT INFORMATION

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

During the years ended December 31, 2006, 2005 and 2004, the Company had only domestic operations.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and operating facilities under non-cancelable operating leases, expiring at various dates through August 2009. The leases contain real estate tax and operating escalations.

Rent expense is included in general and administrative expenses in the consolidated statement of operations. The rentals under these leases are recorded for financial accounting purposes on a straight-line basis. Accrued future rentals give effect to both future scheduled increases and certain concessions at lease inception.

The Company also leases office equipment under non-cancelable operating leases, expiring at various times through 2009.

Future minimum lease payments under operating leases are as follows:

Year ending December 31,
2007	$282,577
2008	179,820
2009	112,653

Total minimum lease payments	$575,050

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $569,000, $486,000 and $370,000, respectively.

Employment Agreements

As of December 31, 2006, the Company had employment agreements with three of its executive officers that provide for aggregate annual compensation of approximately $718,000 subject to annual adjustment, plus incentive bonuses as defined in the agreements. Two of these employment agreements have three-year terms that renew automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal. The other agreement has a one-year term that renews automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal.

The employment agreements create certain liabilities on the part of the Company for severance payments in the event that the agreements are terminated or not renewed for specified reasons, including following a change of control. The severance obligations range from three months of salary to two years of salary plus bonus, depending on the executive and the circumstances of termination. The employment agreements include certain confidentiality, non-competition and assignment of invention provisions for the benefit of the Company.

Litigation

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 14—RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company charged to operations $60,000 for consulting services performed by the Vice Chairman of the Company.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions(a)	Balance at End of Period
Year ended December 31, 2004
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$100	$(50)	$—	$50
Year ended December 31, 2005
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$50	$45	$—	$95
Year ended December 31, 2006
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	$95	$50	$(94)	$51

(a)	Uncollectible receivables written off.

INDEX TO EXHIBITS

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.4 —	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.5 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.6 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).
10.7 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

Item No.	Description
*10.8 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.9 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.10 —	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed November 15, 2004).

10.11 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.12 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.13 —	Consulting Agreement dated April 1, 2005 between Douglas A. Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.14 —	Employment Agreement dated April 1, 2005 between David Green and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.15 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.16 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.17 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.18 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.19 —	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.20 —	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2005).
*10.21 —	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.22 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.23 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

Item No.	Description
*10.24 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.25 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.26 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.27 —	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2006).

14.1 —	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

21.1 —	List of Subsidiaries (filed herewith).

23.1 —	Consent of Cornick, Garber & Sandler, LLP, dated March 29, 2007 (filed herewith).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Senior Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Senior Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.