Form 10-Q
period 2007-03-31
ENHERENT CORP
filed 2007-05-10
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23315

enherent Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware	No. 13-3914972
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

101 Eisenhower Parkway, Suite 300

Roseland, NJ 07068

(Address of Principal Executive Offices)

(973) 795-1290

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 2, 2007
Common stock, par value $.001	50,661,451

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$627,788	$631,656
Accounts receivable, net	4,572,763	4,320,334
Prepaid expenses and other current assets	88,419	134,854

Total current assets	5,288,970	5,086,844

Furniture, equipment and improvements, net	147,082	174,506

Goodwill	4,334,278	4,334,278
Other intangibles, net	300,000	325,000
Deferred financing costs, net	76,278	85,812
Other assets	32,691	31,376

T O T A L	$10,179,299	$10,037,816

LIABILITIES
Current liabilities:
Revolving credit facility	$3,528,554	$2,852,628
Current portion of long-term debt	937,512	758,335
Accounts payable and accrued expenses	2,357,271	3,186,815
Deferred revenue	215,627	171,275
Accrued compensation and benefits	1,045,850	853,979

Total current liabilities	8,084,814	7,823,032

Long-term liabilities:
Long-term debt, net of current portion above	3,014,980	3,234,184

Total liabilities	11,099,794	11,057,216

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 50,661,451 shares in 2007 and 50,361,451 shares in 2006	50,661	50,361
Additional paid-in capital	27,312,588	27,256,889
Unearned compensation on restricted stock	(7,000)	—
Accumulated deficit	(28,276,744)	(28,326,650)

Total capital deficiency	(920,495)	(1,019,400)

T O T A L	$10,179,299	$10,037,816

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Service revenue	$7,149,806	$6,615,724
Equipment and software revenue	397,707	435,401

Total revenues	7,547,513	7,051,125

Cost of revenues:
Cost of services	5,593,578	5,188,217
Cost of equipment and software	246,332	315,813

Cost of revenues	5,839,910	5,504,030

Gross profit	1,707,603	1,547,095

Operating expenses:
Selling, general and administrative	1,426,110	1,791,665
Depreciation and amortization expense	63,690	81,233

Total operating expenses	1,489,800	1,872,898

Operating income (loss)	217,803	(325,803)

Interest expense	(164,897)	(188,310)

Income (loss) before income taxes	52,906	(514,113)

Provision for income taxes	(3,000)	(3,150)

NET INCOME (LOSS)	$49,906	$(517,263)

Basic net income (loss) per share	$0.00	$(0.01)

Number of shares used in computing basic net income (loss) per share	50,661,451	50,360,340

Diluted net income (loss) per share	$0.00	$(0.01)

Number of shares used in computing diluted net income (loss) per share	51,150,417	50,360,340

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss)	$49,906	$(517,263)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	63,690	81,233
Stock based compensation	49,000	96,884
Bad debt expense	5,000	30,000
Deferred rent	—	(5,703)
Deferred revenue	44,352	13,167
Changes in assets and liabilities:
Accounts receivable	(257,429)	595,705
Prepaid expenses and other current assets	46,435	177,342
Prepaid and refundable taxes	—	1,484
Other assets	(1,315)	—
Accounts payable, accrued expense and accrued compensation and benefits	(637,673)	(661,079)

Net cash used for operating activities	(638,034)	(188,230)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(1,732)	(23,025)

Net cash used for investing activities	(1,732)	(23,025)

Cash flows from financing activities:
Proceeds received from exercised stock options	—	500
Net proceeds under revolving loan	675,926	228,767
Principal payments on capital lease obligations	(10,511)	(16,561)
Repayment of other notes payable	(29,517)	(26,913)

Net cash provided by financing activities	635,898	185,793

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,868)	(25,462)

Cash and cash equivalents – January 1,	631,656	320,574

CASH AND CASH EQUIVALENTS – March 31,	$627,788	$295,112

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$123,348	$152,278

Income taxes	$3,213	$1,666

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended March 31,
	2007	2006
Numerator:
Net income (loss)	$49,906	$(517,263)

Denominator:
Weighted average of shares outstanding
Basic	50,661,451	50,360,340
Diluted	51,150,417	50,360,340
Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)

Dilution is caused by issued and outstanding options. For the 2006 period in which the Company incurred a net loss, the computation for net loss per share excludes the effect of stock options as they were antidilutive.

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

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2007	2006
Risk-free interest rate	4.75%	5.25%

Dividend yield	0%	0%

Volatility factors of the expected market price for our common stock	67.00%	49.00%

Weighted average expected life of options	10 years	10 years

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

4.	Contingencies:

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

5.	Income Taxes:

At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $52.5 million and state net operating loss carry forwards of approximately $55.8 million that begin to expire in 2018. However, as a result of the Company’s merger with Dynax Solutions, Inc. (“Dynax”) on April 1, 2005 (the “Merger”), the amount of net operating loss carry forwards available to be utilized in reduction of future taxable income was reduced to approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the Merger. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three months ended March 31, 2007, except for certain state and local taxes which are not based on current earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 is being applied prospectively and will be effective for fiscal years beginning after December 31, 2006. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 is not anticipated to have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and an understanding of the operations and financial condition of enherent Corp. (the “Company”). This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

enherent’s principal offices are located at 101 Eisenhower Parkway, Suite 300, Roseland, New Jersey and its client base is concentrated in Connecticut, New York and New Jersey.

Critical Accounting Policies

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

Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. It must, however, be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002. The Company’s goodwill and other intangibles were evaluated for impairment as of March 31, 2007. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Results of Operations:

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Service Revenues:

Service revenues increased 8.1% to $7.1 million for the three months ended March 31, 2007 from $6.6 million for the three months ended March 31, 2006. The increase was attributable primarily to the increase in the number of billable consultants deployed at certain key customers as a result of new project initiatives at these customers.

Gross profit from service revenues increased 9.0% to $1.6 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The increase in gross profit was attributable primarily to the additional revenue generated from the increase in billable consultants deployed at certain key customers.

Gross profit as a percentage of service revenues increased to 21.8% for the three months ended March 31, 2007 from 21.6% for the three months ended March 31, 2006. The increase in gross profit percentage was attributable primarily to higher gross profit margins and higher bill rates on certain time and material based client engagements.

Equipment and Software Revenues:

Equipment and software revenues decreased 8.7% to $398,000 for the three months ended March 31, 2007 from $435,000 for the three months ended March 31, 2006. The decrease in equipment and software revenues was attributable primarily to the focus of Company’s sales personnel on closing fewer equipment and software sales transactions but at higher margins.

Gross profit from equipment and software revenues increased 26.6% to $151,000 for the three-month period ended March 31, 2007 from $120,000 for the three-month period ended March 31, 2006. The increase in gross profit was attributable primarily to the stronger gross profit from the sale of hardware products during the three-month period ended March 31, 2007.

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

Gross profit as a percentage of equipment and software revenues increased to 38.1% for the three months ended March 31, 2007 from 27.5% for the three months ended March 31, 2006, as a result of the focus of Company’s sales personnel on closing fewer equipment and software sales transactions but at higher margins.

Operating Expenses:

Operating expenses decreased 20.5% to $1.5 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling and recruiting payroll costs, general and administrative payroll costs and other operating expenses during the three months ended March 31, 2007.

Interest Expense:

Interest expense decreased 12.4% to $165,000 for the three months ended March 31, 2007 from $188,000 for the three months ended March 31, 2006. The decrease was due primarily to improved operating income, which resulted in a decreased average balance on the revolving line of credit.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income (Loss):

Net income increased to $50,000 for the three months ended March 31, 2007 from a net loss of $517,000 for the three months ended March 31, 2006. The change in net income was due primarily to the increase in gross profit from service, equipment and software revenues along with a reduction in operating expenses during the three months ended March 31, 2007.

Net Income (Loss) Per Share:

The net income per share data for the three-month periods ended March 31, 2007 is based on the Company’s average outstanding shares for the quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted). Loss per share information has been computed based on the weighted average number of Company shares outstanding for the three-month period ended March 31, 2006. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period.

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

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of March 31, 2007, the balance outstanding under the revolving credit facility was $3.5 million. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of March 31, 2007, the outstanding principal balance of the Term Loan B was $1,700,000.

The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,000), 6% interest on the amount outstanding shall be payable in arrears. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments of $177,000 shall be due for the following two years and for the last year semi-annual principal payments of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will increase by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note. As of March 31, 2007, $164,066 was past due bearing a blended interest rate of approximately 14%.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of March 31, 2007, the aggregate balance outstanding was $725,000, representing $457,000 of principal and $268,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

The Company has a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 are due commencing April 15, 2005. As of March 31, 2007, the principal balance outstanding was $50,000.

The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of March 31, 2007, the balance outstanding was $121,000.

As of March 31,2007, the Company’s long-term obligations with maturities of less than one year totaling $4.4 million consist of the Ableco revolving asset based credit facility of $3.5 million, capital leases of $37,000, compensation payable to the former chairman of $121,000, and subordinated notes in the aggregate amount of $780,000.

Cash and cash equivalents were $628,000 at March 31, 2007 compared to $632,000 at December 31, 2006.

Cash flow used for operations was $638,000 during the three months ended March 31, 2007. The primary uses of cash during the three months ended March 31, 2007 were to reduce the Company’s trade accounts payable and to fund an increase in accounts receivable. The Company generated negative cash flow from operations of $188,000 during the three months ended March 31, 2006. The primary use of cash during the three months ended March 31, 2006 was to fund operating losses and interest expenses.

Cash used in investing activities for the three-month period ended March 31, 2007 was $2,000 related to the purchase of computers and office equipment. Cash used in investing activities for the three-month period ended March 31, 2006 was $23,000 relating to computers, software upgrades and office equipment.

Cash provided by financing activities for the three months ended March 31, 2007 was $636,000, consisting of net proceeds from the revolving credit facility of $676,000, offset by principal repayments of long-term debt and capital leases of $40,000. Cash provided by financing activities for the three months ended March 31, 2006 was $186,000, consisting of net proceeds from the revolving credit facility of $229,000, offset by principal repayments of long term debt and capital leases of $43,000.

The Company’s accounts receivable were $4.6 million at March 31, 2007 and $4.3 million at December 31, 2006, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 55 days as of March 31, 2007 and 49 days as of December 31, 2006. The increase in DSO was primarily the result of slower collections during the three-month period ended March 31, 2007 from certain customers.

Inflation did not have a material impact on enherent’s revenue or loss from operations.

The Company’s working capital deficiency was $2.8 million and $2.7 million as of March 31, 2007 and December 31, 2006, respectively. The working capital deficiency arose primarily because the outstanding balance ($3.5 million at March 31, 2007 and $2.9 million at December 31, 2006) due under the revolving credit agreement with Ableco, which expires in March 2008.

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

Contractual Obligations and Commercial Commitments:

The following table of contractual obligations sets forth the contractual obligations of enherent as of March 31, 2007:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$7,432,563	$4,428,865	$2,816,875	$186,823	$—

Capital Lease Obligations	48,483	37,201	11,282	—	—

Operating Lease Obligations	967,621	397,570	570,051	—	—

Total	$8, 448,667	$4,863,636	$3,398,208	$186,823	$—

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

For the period ended March 31, 2007, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first three months of fiscal 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2007, the Company entered into an agreement with Network 1 Financial Services, Inc., which provides certain consulting services to the Company (the “Consultant”), pursuant to which the Company agreed to issue to the Consultant, or its designee, a minimum of 300,000 shares and a maximum of 500,000 shares of the Company’s common stock. The consideration for the issuance was the provision of consulting services by the Consultant to the Company. The issuance was made by the Company in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE	May 10, 2007	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE	May 10, 2007	BY:	/s/ Karl Brenza
Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement effective April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Forms of Grant Agreements pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.14	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.15	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.16	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.17	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.18	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

E-2

10.19	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005
(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

10.20	Amendment to Agreement by and between the Company and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2006).

10.21	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.22	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.23	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.24	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.25	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2006).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-3