Form 10-Q
period 2007-06-30
ENHERENT CORP
filed 2007-08-13
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 7, 2007
Common stock, par value $.001	50,701,451

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$783,220	$631,656
Accounts receivable, net	5,442,055	4,320,334
Prepaid expenses and other current assets	296,740	134,854

Total current assets	6,522,015	5,086,844

Furniture, equipment and improvements, net	195,861	174,506

Goodwill	4,334,278	4,334,278
Other intangibles, net	275,000	325,000
Deferred financing costs, net	66,743	85,812
Other assets	41,833	31,376

TOTAL	$11,435,730	$10,037,816

LIABILITIES

Current liabilities:
Revolving credit facility	$3,670,816	$2,852,628
Current portion of long-term debt	731,828	758,335
Accounts payable and accrued expenses	3,333,344	3,186,815
Deferred revenue	227,643	171,275
Accrued compensation and benefits	1,027,714	853,979

Total current liabilities	8,991,345	7,823,032

Long-term liabilities:
Long-term debt, net of current portion above	3,187,246	3,234,184

Total liabilities	12,178,591	11,057,216

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized - 10,000,000 shares, issued - none	—	—
Common stock, $ .001 par value, authorized - 101,000,000 shares, issued and outstanding – 50,661,451 shares in 2007 and 50,361,451 shares in 2006	50,661	50,361
Additional paid-in capital	27,341,588	27,256,889
Accumulated deficit	(28,135,110)	(28,326,650)

Total capital deficiency	(742,861)	(1,019,400)

TOTAL	$11,435,730	$10,037,816

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Service revenue	$7,373,538	$7,146,831	$14,523,344	$13,762,555
Equipment and software revenue	1,108,273	399,622	1,505,980	835,023

Total revenue	8,481,811	7,546,453	16,029,324	14,597,578

Cost of revenues:
Cost of services	5,681,184	5,431,339	11,274,762	10,619,556
Cost of equipment and software	1,002,472	296,085	1,248,804	611,898

Cost of revenues	6,683,656	5,727,424	12,523,566	11,231,454

Gross profit	1,798,155	1,819,029	3,505,758	3,366,124

Operating expenses:
Selling, general and administrative	1,413,869	1,524,435	2,839,979	3,316,100
Depreciation and amortization expense	65,876	81, 702	129,566	162,935

Total operating expenses	1,479,745	1,606,137	2,969,545	3,479,035

Operating income (loss)	318,410	212,892	536,213	(112,911)
Interest expense	(173,530)	(182,880)	(338,427)	(371,190)

Income (loss) before income taxes	144,880	30,012	197,786	(484,101)

Provision for income taxes	(3,246)	(3,627)	(6,246)	(6,777)

NET INCOME (LOSS)	$141,634	$26,385	$191,540	$(490,878)

Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Number of shares used in computing basic net income (loss) per share	50,661,451	50,361,451	50,661,451	50,360,896

Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Number of shares used in computing diluted net income (loss) per share	51,375,409	51,485,241	51,262,355	50,360,896

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net income (loss)	$191,540	$(490,878)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	129,566	162,935
Stock based compensation	85,000	114,000
Bad debt expense	5,000	30,000
Deferred rent	—	(11,406)
Deferred revenue	56,368	114,254
Deferred compensation	—	20,826
Changes in assets and liabilities:
Accounts receivable	(1,126,721)	179,239
Prepaid expenses and other current assets	(161,886)	(179,013)
Prepaid and refundable taxes	—	4,484
Other assets	(10,457)	—
Accounts payable, accrued expense and accrued compensation and benefits	342,918	(48,334)

Net cash used for operating activities	(488,672)	(103,893)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(46,450)	(40,436)

Net cash used for investing activities	(46,450)	(40,436)

Cash flows from financing activities:
Proceeds received from exercised stock options	—	500
Net proceeds under revolving loan	818,188	157,961
Principal payments on capital lease obligations	(22,483)	(24,473)
Repayment of other notes payable	(109,019)	(72,580)

Net cash provided by financing activities	686,686	61,408

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,564	(82,921)

Cash and cash equivalents – January 1,	631,656	320,574

CASH AND CASH EQUIVALENTS – June 30,	$783,220	$237,653

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$296,348	$297,326

Income taxes	$7,949	$2,266

Non Cash investing transactions:
Equipment acquired under capital leases	$35,403	$32,052

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$141,634	$26,385	$191,540	$(490,878)

Denominator:
Weighted average of shares outstanding

Basic	50,661,451	50,361,451	50,661,451	50,360,896
Diluted	51,375,409	51,485,241	51,262,355	50,360,896
Basic income (loss) per share	$0.00	$0.00	$0.00	$(.01)
Diluted income (loss) per share	$0.00	$0.00	$0.00	$(.01)

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

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2007	2006
Risk-free interest rate	5.00%	5.25%

Dividend yield	0%	0%

Volatility factors of the expected market price for our common stock	54.00%	49.00%

Weighted average expected life of options	10 years	10 years

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

5.	Notes Payable:

At June 30, 2007 the Company had notes payable of $1,576,000 to former preferred stockholders. Three of the promissory notes bearing 6% interest had terms of five years with no principal payments owed in the first twenty-nine months. The fourth note in the principal amount of $188,000, had a term of two years with quarterly principal payments in the amount of $23,000 due. The Company made one installment payment under the terms of this note in 2005. All past due principal bore interest at 12% until paid, increasing by an additional 2% every six months that a past-due amount remains outstanding to a maximum of 18% per annum. Through June 30, 2007 the Company accrued interest on all past-due amounts in accordance with the terms of the note.

Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the four promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. In consideration for agreeing to amend and restate the notes, the Company has agreed to issue to the holders of the three notes an aggregate number of shares of the Company’s voting common stock equal to $200,000 divided by the average of the last reported sale prices of the Company’s voting common stock on the thirty trading days preceding August 10, 2007. The fourth note, which had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The fourth amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. The classification of these notes on the condensed balance sheet at June 30, 2007 gives effect to the amended and restated terms of the notes.

6.	Income Taxes:

At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $52.5 million and state net operating loss carry forwards of approximately $55.8 million that begin to expire in 2018. However, as a result of the Company’s merger with Dynax Solutions, Inc. (“Dynax”) on April 1, 2005 (the “Merger”), the amount of net operating loss carry forwards available to be utilized in reduction of future taxable income was reduced to approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the Merger. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the six months ended June 30, 2007, except for certain state and local taxes which are not based on current earnings.

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

Results of Operations:

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Service Revenues:

Service revenues increased 5.5% to $14.5 million for the six months ended June 30, 2007 from $13.8 million for the six months ended June 30, 2006. The increase was attributable primarily to the increase in the bill rates and number of billable consultants deployed at certain key customers as a result of new project initiatives at these customers.

Gross profit from service revenues increased 3.4% to $3.2 million for the six months ended June 30, 2007 from $3.1 million for the six months ended June 30, 2006. The increase in gross profit was attributable primarily to the additional revenue generated from the increase in billable consultants deployed at certain key customers.

Gross profit as a percentage of service revenues decreased to 22.4% for the six months ended June 30, 2007 from 22.8% for the six months ended June 30, 2006. The decrease in gross profit percentage was attributable primarily to lower gross profit margins on certain time and material based engagements with one of our large customers.

Equipment and Software Revenues:

Equipment and software revenues increased 80.4% to $1.5 million for the six months ended June 30, 2007 from $835,000 for the six months ended June 30, 2006. The increase in equipment and software revenues was attributable primarily to the Company closing one large software transaction of $810,000 during the second quarter of 2007.

Gross profit from equipment and software revenues increased 15.3% to $257,000 for the six-month period ended June 30, 2007 from $223,000 for the six-month period ended June 30, 2006. The increase in gross profit was attributable primarily to the increase in software sales during the six-month period ended June 30, 2007.

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

Gross profit as a percentage of equipment and software revenues decreased to 17.1% for the six months ended June 30, 2007 from 26.7% for the six months ended June 30, 2006, due primarily to the lower gross profit margin realized on one large software transaction in the second quarter of 2007.

Operating Expenses:

Operating expenses decreased 14.6% to $3.0 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling and recruiting payroll costs, general and administrative payroll costs and other operating expenses during the six months ended June 30, 2007.

Interest Expense:

Interest expense decreased 8.8% to $338,000 for the six months ended June 30, 2007 from $371,000 for the six months ended June 30, 2006. The decrease was due primarily to a decrease in the utilization of the revolving credit facility and lower banking fees offset by the higher interest rates during the three months ended June 30, 2007.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income (Loss):

Net income increased to $192,000 for the six months ended June 30, 2007 from a net loss of $491,000 for the six months ended June 30, 2006. The change in net income was due primarily to the increase in gross profit from service revenues along with a reduction in operating expenses during the six months ended June 30, 2007.

Net Income (Loss) Per Share:

The net income per share data for the six-month period ended June 30, 2007 is based on the Company’s average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted). Loss per share information has been computed based on the weighted average number of Company shares outstanding for the six-month period ended June 30, 2006. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Service Revenues:

Service revenues increased 3.2% to $7.4 million for the three months ended June 30, 2007 from $7.1 million for the three months ended June 30, 2006. The increase was attributable primarily to the additional revenues generated due to an increase in the bill rates and number of billable consultants deployed at certain key customers.

Gross profit from service revenues decreased 1.3% to $1.69 million for the three months ended June 30, 2007 from $1.72 million for the three months ended June 30, 2006. The decrease in gross profit was attributable primarily to the loss of a higher margin customer in 2007.

Gross profit as a percentage of service revenues declined to 23.0% for the three months ended June 30, 2007 from 24.0% for the three months ended June 30, 2006. The decrease in gross profit percentage was attributable primarily to lower gross profit margins on certain time and material based engagements with certain of our customers.

Equipment and Software Revenues:

Equipment and software revenues increased 177.3% to $1.1 million for the three months ended June 30, 2007 from $400,000 for the three-months ended June 30, 2006. The increase in equipment and software revenues was attributable primarily to the Company closing one large software transaction of $810,000 during the three months ended June 30, 2007.

Gross profit from equipment and software revenues increased by 2.2% to $106,000 for the three-month period ended June 30, 2007 from $104,000 for the three month period ending June 30, 2006. The increase in gross profit was attributable primarily to the increase in software sales during the second quarter of 2007.

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

Gross profit as a percentage of equipment and software revenues decreased to 9.6% for the three months ended June 30, 2007 from 25.9% for the three months ended June 30, 2006, due primarily to the lower gross profit margin realized on one large software transaction in the second quarter of 2007.

Operating Expenses:

Operating expenses decreased 7.9% to $1.5 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006. The decrease was primarily due to cost reductions made by the Company that resulted in a relative decrease in selling, general and administrative payroll costs for the three months ended June 30, 2007.

Interest Expense:

Interest expense decreased 5.1% to $174,000 for the three months ended June 30, 2007 from $183,000 for the three months ended June 30, 2006. The decrease was due primarily to a decrease in the utilization of the revolving credit facility partially offset by the higher interest rates during the three months ended June 30, 2007.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income (Loss):

Net income increased to $142,000 for the three months ended June 30, 2007 from $26,000 for the three months ended June 30, 2006. The change in net income was due primarily to a reduction in operating expenses during the three months ended June 30, 2007.

Net Income Per Share:

The net income per share data for the three-month periods ended June 30, 2007 and June 30, 2006 are based on the Company’s average outstanding shares for the quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Liquidity and Capital Resources:

On April 1, 2005, following the consummation of the Merger, we entered into an Amended and Restated Credit Agreement, dated April 1, 2005, among us and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement with Ableco provided us with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the Merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B, which was previously maintained by Dynax and was assumed by enherent in the Merger. The credit facility is secured by a first lien on all of our tangible and intangible assets. The Term Loan B is secured by a subordinated lien on all of our tangible and intangible assets. The revolving credit facility with Ableco expires on April 1, 2008. The Company is exploring options to extend or replace the facility, but there can be no assurance that an extension or refinancing will be available on terms favorable or suitable to the Company.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of June 30, 2007, the balance outstanding under the revolving credit facility was $3.7 million. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of June 30, 2007, the outstanding principal balance of the Term Loan B was $1,700,000.

The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,000), 6% interest on the amount outstanding shall be payable in arrears and the Company has accrued interest in the amount of $184,000 as of June 30, 2007. These three notes have terms of five years and no principal payments shall be owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments of $177,000 shall be due for the following two years and for the last year semi-annual principal payments of $353,000 shall be due. According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note has a term of two years and quarterly principal payments in the amount of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will increase by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. The Company has accrued interest on past-due amounts in accordance with the terms of the note in the amount of $22,000 as of June 30, 2007. As of June 30, 2007, $164,000 was past due bearing a blended interest rate of approximately 15%.

Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the four promissory notes that had been issued to the Preferred Stockholders. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 shall be due for the following two years and for the last year semi-annual principal payments of $353,000 shall be due. Interest continues to accrue at 6% and is payable at maturity. In consideration for agreeing to amend and restate the notes, the Company has agreed to issue to the holders of the three notes an aggregate number of shares of the Company’s voting common stock equal to $200,000 divided by the average of the last reported sale prices of the Company’s voting common stock on the thirty trading days preceding August 10, 2007. The fourth note, which had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The fourth amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of June 30, 2007, the aggregate balance outstanding was $741,000, representing $457,000 of principal and $284,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

The Company had a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 were due commencing April 15, 2005. The final principal payment was made in the second quarter of 2007 and there is no principal balance outstanding.

The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of June 30, 2007, the balance outstanding was $91,000.

As of June 30, 2007, after giving effect to the amended and restated promissory notes effective August 10, 2007, the Company’s long-term obligations with maturities of less than one year totaling $4.4 million consist of the Ableco revolving asset based credit facility of $3.7 million, capital leases of $42,000, compensation payable to the former chairman of $91,000, and subordinated notes in the aggregate amount of $598,000.

Cash and cash equivalents were $783,000 at June 30, 2007 compared to $632,000 at December 31, 2006.

Cash flow used for operations was $489,000 during the six months ended June 30, 2007. The increase in cash used during the six months ended June 30, 2007 was due primarily to an increase in accounts receivable and prepaid expenses, partially offset by an increase in the Company’s trade accounts payable and accrued expenses, including accrued compensation. The Company generated negative cash flow from operations of $104,000 during the six months ended June 30, 2006. The primary use of cash during the six months ended June 30, 2006 was to fund operating losses and interest expenses.

Cash used in investing activities for the six-month period ended June 30, 2007 was $46,000 related to the purchase of computers, office equipment and leasehold improvements. Cash used in investing activities for the six-month period ended June 30, 2006 was $40,000 relating to computers, software upgrades and office equipment.

Cash provided by financing activities for the six months ended June 30, 2007 was $687,000, consisting of net proceeds from the revolving credit facility of $818,000, offset by principal repayments of long-term debt and capital leases of $132,000. Cash provided by financing activities for the six months ended June 30, 2006 was $61,000, consisting of net proceeds from the revolving credit facility of $158,000, offset by principal repayments of long term debt and capital leases of $97,000.

The Company’s accounts receivable were $5.4 million at June 30, 2007 and $4.3 million at December 31, 2006, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 59 days as of June 30, 2007 and 49 days as of December 31, 2006. The increase in DSO was primarily the result of slower collections during the six-month period ended June 30, 2007 from certain customers and a higher level of software receivables as of June 30, 2007.

Inflation did not have a material impact on enherent’s revenue or loss from operations.

The Company’s working capital deficiency was $2.5 million and $2.7 million as of June 30, 2007 and December 31, 2006, respectively.

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

Contractual Obligations and Commercial Commitments:

The following table of contractual obligations sets forth the contractual obligations of enherent as of June 30, 2007:

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$7,517,977	$4,360,332	$2,662,503	$495,142	$—
Capital Lease Obligations	71,913	42,312	29,601	—	—
Operating Lease Obligations	888,190	400,878	487,312	—	—

Total	$8,478,080	$4,803,522	$3,179,416	$495,142	$—

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

For the period ended June 30, 2007, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first six months of fiscal 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 24, 2007. Thomas Minerva and Douglas K. Mellinger were elected as Class I directors at the annual meeting with a term expiring in 2010.

Director Election Results.

Class I Directors	Affirmative Votes	Withheld Votes
Thomas Minerva	35,936,138	1,089,960
Douglas K. Mellinger	35,963,880	1,062,218

Other directors whose terms continued after the annual meeting and their term expiration date:

Director	Term
Pamela A. Fredette	Expires 2008
William J. Cary	Expires 2008
Elliot Smith	Expires 2009
Faith Griffin	Expires 2009

The only other matter voted upon by the Company’s stockholders at the 2007 Annual Meeting was a proposal to amend and restate the enherent Corp. 2005 Stock Incentive Plan. The proposal was adopted when holders of 17,985,339 shares voted for this proposal; holders of 1,302,095 shares voted against this proposal and holders of 174,445 shares abstained or did not vote with respect to this proposal.

Item 5.	Other Information.

Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the four promissory notes that had been issued to the Preferred Stockholders pursuant to the Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 shall be due for the following two years and for the last year semi-annual principal payments of $353,000 shall be due. Interest continues to accrue at 6% and is payable at maturity. In consideration for agreeing to amend and restate the notes, the Company has agreed to issue to the holders of the three notes an aggregate number of shares of the Company’s voting common stock equal to $200,000 divided by the average of the last reported sale prices of the Company’s voting common stock on the thirty trading days preceding August 10, 2007. The fourth note, which had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of

$11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The fourth amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. This description of the amended and restated notes is a summary and is qualified by reference to the actual amended and restated notes, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2007.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 13, 2007	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE August 13, 2007	BY:	/s/ Karl Brenza
Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement effective April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Forms of Grant Agreements pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.14	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.15	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.16	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.17	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.18	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

E-2

10.19	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

10.20	Amendment to Agreement by and between the Company and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2006).

10.21	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.22	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.23	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.24	2005 Stock Incentive Plan, as amended and restated as of May 24, 2007 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 24, 2007).

10.25	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2006).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-3