Form 10-Q
period 2007-09-30
ENHERENT CORP
filed 2007-11-09
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 6, 2007
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,326,216	$631,656
Accounts receivable, net	4,104,886	4,320,334
Prepaid expenses and other current assets	271,629	134,854

Total current assets	5,702,731	5,086,844
Furniture, equipment and improvements, net	204,727	174,506

Goodwill	4,334,278	4,334,278
Other intangibles, net	250,000	325,000
Deferred financing costs, net	315,640	85,812
Other assets	41,833	31,376

T O T A L	$10,849,209	$10,037,816

LIABILITIES
Current liabilities:
Revolving credit facility	$3,588,047	$2,852,628
Current portion of long-term debt	692,159	758,335
Accounts payable and accrued expenses	2,379,705	3,186,815
Deferred revenue	192,625	171,275
Accrued compensation and benefits	1,211,351	853,979

Total current liabilities	8,063,887	7,823,032

Long-term liabilities:
Long-term debt, net of current portion above	3,174,934	3,234,184

Total liabilities	11,238,821	11,057,216

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $ .001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 shares in 2007 and 50,361,451 shares in 2006	52,376	50,361
Additional paid-in capital	27,590,474	27,256,889
Accumulated deficit	(28,032,462)	(28,326,650)

Total capital deficiency	(389,612)	(1,019,400)

T O T A L	$10,849,209	$10,037,816

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Service revenue	$6,861,204	$6,948,547	$21,384,548	$20,711,102
Equipment and software revenue	248,055	465,896	1,754,035	1,300,919

Total revenue	7,109,259	7,414,443	23,138,583	22,012,021

Cost of revenues:
Cost of services	5,239,716	5,326,920	16,514,478	15,946,476
Cost of equipment and software	211,152	327,526	1,459,956	939,424

Cost of revenues	5,450,868	5,654,446	17,974,434	16,885,900

Gross profit	1,658,391	1,759,997	5,164,149	5,126,121

Operating expenses:
Selling, general and administrative	1,294,831	1,446,369	4,134,810	4,762,469
Depreciation and amortization expense	89,893	68,572	219,459	231,507

Total operating expenses	1,384,724	1,514,941	4,354,269	4,993,976

Operating income	273,667	245,056	809,880	132,145

Interest expense	(167,030)	(187,993)	(505,457)	(559,183)

Income (loss) before income taxes	106,637	57,063	304,423	(427,038)

Provision for income taxes	(3,989)	(4,223)	(10,235)	(11,000)

NET INCOME (LOSS)	$102,648	$52,840	$294,188	$(438,038)

Basic net income (loss) per share	$0.00	$0.00	$0.01	$(0.01)

Number of shares used in computing basic net income (loss) per share	51,660,165	50,361,451	50,998,014	50,361,081

Diluted net income (loss) per share	$0.00	$0.00	$0.01	$(0.01)

Number of shares used in computing diluted net income (loss) per share	52,904,448	50,943,032	51,711,420	50,361,081

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net income (loss)	$294,188	$(438,038)
Adjustments to reconcile results of operations to net cash provided by operating activities:
Depreciation and amortization	219,459	231,507
Stock based compensation	131,000	141,000
Bad debt expense	5,000	30,000
Deferred rent	—	(17,109)
Deferred revenue	21,350	46,257
Deferred compensation	—	24,295
Changes in assets and liabilities:
Accounts receivable	210,448	417,088
Prepaid expenses and other current assets	(136,775)	(17,440)
Prepaid and refundable taxes	—	(1,299)
Other assets	(10,457)	(11,820)
Accounts payable, accrued expense and accrued compensation and benefits	(449,738)	(158,711)

Net cash provided by operating activities	284,475	245,730

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(76,407)	(41,036)

Net cash used for investing activities	(76,407)	(41,036)

Cash flows from financing activities:
Payment of deferred financing costs	(71,811)	—
Proceeds received from exercised stock options	4,600	500
Net proceeds under revolving loan	735,419	146,835
Principal payments on capital lease obligations	(36,977)	(36,752)
Repayment of other notes payable	(144,739)	(99,493)

Net cash provided by financing activities	486,492	11,090

NET INCREASE IN CASH AND
CASH EQUIVALENTS	694,560	215,784

Cash and cash equivalents—January 1,	631,656	320,574

CASH AND CASH EQUIVALENTS—September 30,	$1,326,216	$536,358

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$468,250	$446,154

Income taxes	$698	$12,075

Non cash investing and financing transactions:
Equipment acquired under capital leases	$44,813	$32,052

Restricted stock issued for debt extension	$200,000	$—

The accompanying notes are part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2.	Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$102,648	$52,840	$294,188	$(438,038)

Denominator:
Weighted average of shares outstanding
Basic	51,660,165	50,361,451	50,998,014	50,361,081
Diluted	52,904,448	50,943,032	51,711,420	50,361,081
Basic income (loss) per share	$0.00	$0.00	$0.01	$(.01)
Diluted income (loss) per share	$0.00	$0.00	$0.01	$(.01)

Dilution is caused by issued and outstanding options. For the 2006 period in which the Company incurred a net loss, the computation for diluted net loss per share excludes the effect of stock options as they were antidilutive.

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

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2007	2006
Risk-free interest rate	5.00%	5.25%

Dividend yield	0%	0%

Volatility factors of the expected market price for our common stock	47.00%	54.00%

Weighted average expected life of options	10 years	10 years

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

At June 30, 2007 the Company had notes payable of $1,576,000 to former preferred stockholders. Three of the promissory notes bearing 6% interest had terms of five years with no principal payments owed in the first twenty-nine months. The fourth note in the principal amount of $188,000, had a term of two years with quarterly principal payments of $23,000 due. The Company made one installment payment under the terms of this note in 2005. All past due principal bore interest at 12% until paid, increasing by an additional 2% every six months that a past-due amount remained outstanding to a maximum of 18% per year. Through June 30, 2007 the Company accrued interest on all past-due amounts in accordance with the terms of the notes.

Effective August 10, 2007, the Company and the former preferred stockholders agreed to amend and restate the four promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. In consideration for agreeing to amend and restate the notes, the Company issued to the holders of the three notes an aggregate number of shares of the Company’s voting common stock equal to $200,000 divided by the average of the last reported sale prices of the Company’s voting common stock on the thirty trading days preceding August 10, 2007, which equaled 1,474,202 shares. The fourth note, which had outstanding principal of $164,000 and accrued interest of $25,100 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,800 commencing August 15, 2007 and a final payment of $11,500 on August 15, 2008 as consideration for agreeing to amend and restate the note. The fourth amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. However, the $11,500 excess of the required payments over the principal balance of the note and accrued interest at August 10, 2007 will be reported as interest expense by the Company.

6.	Income Taxes:

At December 31, 2006, the Company had federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax Solutions, Inc. (“Dynax”) on April 1, 2005 (the “Merger”), the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the Merger. Accordingly, the remaining net operating loss carry forward available to the Company at January 1, 2007 was approximately $12,300,000. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three and the nine months ended September 30, 2007, except for certain state and local taxes which are not based on current earnings.

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

enherent is an IBM premier business partner. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of IBM products. enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions. enherent purchases equipment products for resale from Arrow, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable and collectibility is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

Consulting Services: The terms of service contracts generally are for periods of less than one year. Revenue from time and material service contracts is recognized as the services are provided. Revenue from services requiring the delivery of unique products and/or services is recognized based on the completion of milestones. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue from service maintenance is recognized over the contractual period or as the service is performed. In some of the Company’s services contracts, the Company bills the client prior to performing the service. This situation gives rise to deferred income. In other services contracts, the Company performs services prior to billing the client. This situation gives rise to unbilled accounts receivable, which are included in accounts receivable in the consolidated balance sheet. In these circumstances, billing usually occurs shortly after the Company performs the services.

Software: Revenue from the sale of one-time charge licensed software is recognized at the inception of the license term.

Equipment: Revenue from the sale of equipment is recognized when the product is shipped to the client and there are no unfulfilled Company obligations that affect the client’s final acceptance of the equipment.

Accounts Receivable — Allowance for Doubtful Accounts

The Company’s accounts receivable balance is reported net of allowances for amounts not expected to be collected from clients. The Company regularly evaluates the collectibility of amounts owed to it based on the ability of the debtor to make payment. In the event the Company’s evaluation indicates that a client may be unable to satisfy its obligation, the Company will record a reserve to reflect this anticipated loss. The Company periodically reviews the requirements, and adequacy of the reserve, for doubtful accounts.

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

Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. It must, however, be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002. The Company’s goodwill was evaluated for impairment as of March 31, 2007. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Results of Operations:

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Service Revenues:

Service revenues increased 3.3% to $21.4 million for the nine months ended September 30, 2007 from $20.7 million for the nine months ended September 30, 2006. The increase was attributable primarily to higher bill rates and an increase in the number of billable consultants deployed at certain key clients, partially offset by a decrease in the number of billable consultants deployed at certain other key clients.

Gross profit from service revenues increased 2.2% to $4.9 million for the nine months ended September 30, 2007 from $4.8 million for the nine months ended September 30, 2006. The increase in gross profit was attributable primarily to the additional revenue generated from the increase in billable consultants deployed at certain key clients.

Gross profit as a percentage of service revenues decreased to 22.8% for the nine months ended September 30, 2007 from 23.0% for the nine months ended September 30, 2006. The decrease in gross profit percentage was attributable primarily to lower gross profit margins with one of our large clients.

Equipment and Software Revenues:

Equipment and software revenues increased 34.8% to $1.8 million for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006. The increase in equipment and software revenues was attributable primarily to the Company closing one large software transaction of $810,000 during the second quarter of 2007.

Gross profit from equipment and software revenues decreased 18.7% to $294,000 for the nine-month period ended September 30, 2007 from $361,000 for the nine-month period ended September 30, 2006. The decrease in gross profit was attributable primarily to the loss or client delay of certain hardware and software sales targeted by the Company during the most recent quarter of 2007.

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

Gross profit as a percentage of equipment and software revenues decreased to 16.8% for the nine months ended September 30, 2007 from 27.8% for the nine months ended September 30, 2006, due primarily to the lower gross profit margin realized on one large software transaction in the second quarter of 2007.

Operating Expenses:

Operating expenses decreased 12.8% to $4.4 million for the nine months ended September 30, 2007 from $5.0 million for the nine months ended September 30, 2006. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling and recruiting payroll costs, general and administrative payroll costs and other operating expenses during the nine months ended September 30, 2007.

Interest Expense:

Interest expense decreased 9.6% to $505,000 for the nine months ended September 30, 2007 from $559,000 for the nine months ended September 30, 2006. The decrease was due primarily to a decrease in the utilization of the revolving credit facility during the nine months ended September 30, 2007, partially offset by the higher interest rates during the nine months ended September 30, 2007

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income (Loss):

Net income increased to $294,000 for the nine months ended September 30, 2007 from a net loss of $438,000 for the nine months ended September 30, 2006. The change resulted primarily from the reduction in operating expenses during the nine months ended September 30, 2007.

Net Income (Loss) Per Share:

The net income per share data for the nine-month period ended September 30, 2007 is based on the Company’s average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted). Loss per share information has been computed based on the weighted average number of Company shares outstanding for the three-month period ended September 30, 2006. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Service Revenues:

Service revenues decreased 1.3% to $6.86 million for the three months ended September 30, 2007 from $6.95 million for the three months ended September 30, 2006. The decrease was attributable primarily to less revenue generated at certain key clients due to the end of projects. This decrease was partially offset by an increase in bill rates and the number of billable consultants at certain other key accounts.

Gross profit dollars from service revenues remained the same at $1.6 million for the three months ended September 30, 2007 and 2006. Gross profit as a percentage of service revenues also remained stable for the three months ended September 30, 2007 versus 2006 (23.6% and 23.3%, respectively).

Equipment and Software Revenues:

Equipment and software revenues decreased 46.8% to $248,000 for the three months ended September 30, 2007 from $466,000 for the three-months ended September 30, 2006. The decrease in equipment and software revenues was attributable primarily to the loss or client delay of certain hardware and software sales targeted by the Company during the most recent quarter of 2007.

Gross profit from equipment and software revenues decreased by 73.3% to $37,000 for the three-month period ended September 30, 2007 from $138,000 for the three month period ending September 30, 2006. The decrease in gross profit was attributable primarily to the decrease in software and hardware sales during the third quarter of 2007.

Gross profit as a percentage of equipment and software revenues decreased to 14.9% for the three months ended September 30, 2007 from 29.7% for the three months ended September 30, 2006, due primarily to a higher level of fee-based and high-margin software revenue in the quarter ending September 30, 2006.

Operating Expenses:

Operating expenses decreased 8.6% to $1.4 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. The decrease was due primarily to a decrease in selling, general and administrative payroll costs for the three months ended September 30, 2007.

Interest Expense:

Interest expense decreased 11.1% to $167,000 for the three months ended September 30, 2007 from $188,000 for the three months ended September 30, 2006. The decrease was due primarily to a decrease in the utilization of the revolving credit facility during the quarter.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income increased 94.3% to $103,000 for the three months ended September 30, 2007 from $53,000 for the three months ended September 30, 2006. The change in net income was due primarily to a reduction in operating expenses during the three months ended September 30, 2007, partially offset by lower gross profits during the period.

Net Income Per Share:

The net income per share data for the three-month periods ended September 30, 2007 and September 30, 2006 are based on the Company’s average outstanding shares for the quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

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

On September 6, 2007, the Company and Ableco entered into a Fourth Amendment to Amended Credit Agreement (the “Amendment”) that further amends the Amended Credit Agreement. The Amendment: (a) decreases the revolving credit commitment under the Financing Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extends the revolving loan maturity date under the Financing Agreement from April 1, 2008 to April 1, 2009. The Company paid Ableco a fee of $60,000 as consideration for entering into the Amendment.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of September 30, 2007, the balance outstanding under the revolving credit facility was $3.6 million. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of September 30, 2007, the outstanding principal balance of the Term Loan B was $1,700,000. On October 1, 2007, the Company made a Term Loan B principal payment of $212,500.

The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the Merger, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the original terms of three of the promissory notes (having an aggregate principal amount of $1,412,000), 6% interest on the amount outstanding was payable in arrears and the Company has accrued interest in the amount of $205,000 as of September 30, 2007. These three notes had terms of five years and no principal payments were owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note had a term of two years and quarterly principal payments in the amount of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bore interest at 12% until paid. The 12% past-due interest rate increased by an additional 2% every six months that a past-due amount remains outstanding, such that it would increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. The Company has accrued interest on past-due amounts in accordance with the terms of the note.

Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the four promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. In consideration for agreeing to amend and restate the notes, the Company issued to the holders of the three notes an aggregate number of shares of the Company’s voting common stock equal to $200,000 divided by the average of the last reported sale prices of the Company’s voting common stock on the thirty trading days preceding August 10, 2007 which equaled 1,474,202 shares. The fourth note, which had outstanding principal of $164,000 and accrued interest of $25,100 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,800 commencing August 15, 2007 and a final payment of $11,500 on August 15, 2008 as consideration for agreeing to amend and restate the note. The fourth amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. However, the $11,500 excess of the required payments over the principal balance of the note and accrued interest at August 10, 2007 will be reported as interest expense by the Company.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. As of September 30, 2007, the aggregate balance outstanding was $757,000, representing $457,000 of principal and $300,000 of accrued interest. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

The Company had a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 were due commencing April 15, 2005. The final principal payment was made in the second quarter of 2007 and there is no principal balance outstanding.

The Company has compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement are payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through March 2008. As of September 30, 2007, the balance outstanding was $62,000.

As of September 30, 2007, the Company’s long-term obligations with maturities of less than one year totaling $4.3 million consist of the Ableco revolving asset based credit facility of $3.6 million, capital leases of $36,000, compensation payable to the former chairman of $62,000, and subordinated notes in the aggregate amount of $594,000.

Cash and cash equivalents were $1,326,000 at September 30, 2007 compared to $632,000 at December 31, 2006.

Cash flow provided by operations was $284,000 for the nine months ended September 30, 2007. Cash flow from operations was generated primarily by positive operating income. Cash flow provided by operations was $246,000 for the nine months ended September 30, 2006. Cash flow from operations was generated primarily by client collections resulting in a reduction in accounts receivable partially offset by a reduction in certain current liabilities including accounts payable.

Cash used in investing activities for the nine-month period ended September 30, 2007 of $76,000 and cash used in investing activities for the nine-month period ended September 30, 2006 of $41,000 related to the purchase of computers, software upgrades and office equipment.

Cash provided by financing activities for the nine months ended September 30, 2007 was $486,000, consisting of net proceeds from the revolving credit facility of $735,000 and cash from the exercise of options of $5,000, offset by principal repayments of long-term debt and capital leases of $182,000 and the payment of $72,000 in financing fees. Cash provided by financing activities for the nine months ended September 30, 2006 was $11,000, consisting of net proceeds from the revolving credit facility of $147,000, offset by principal repayments of long-term debt and capital leases of $136,000.

The Company’s accounts receivable were $4.1 million at September 30, 2007 and $4.3 million at December 31, 2006, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 53 days as of September 30, 2007 and 49 days as of December 31, 2006. The increase in DSO was primarily the result of slower collections during the nine-month period ended September 30, 2007 from certain clients.

Inflation did not have a material impact on enherent’s revenue or loss from operations.

The Company’s working capital deficiency was $2.4 million and $2.7 million as of September 30, 2007 and December 31, 2006, respectively. The working capital deficiency exists primarily because the outstanding balance ($3.6 million at September 30, 2007 and $2.9 million at December 31, 2006) due under the revolving credit agreement with Ableco, which expires on April 1, 2009 is required to be classified as a current liability under generally accepted accounting principles, in accordance with the provisions of Emerging Issues Task Force Issue 95-22.

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

Contractual Obligations and Commercial Commitments:

The following table of contractual obligations sets forth the contractual obligations of enherent as of September 30, 2007:

Contractual Obligations	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$7,388,310	$4,243,987	$3,040,123	$104,200	$—
Capital Lease Obligations	66,830	36,219	30,611	—	—
Operating Lease Obligations	837,380	412,997	424,383	—	—

Total	$8,292,520	$4,693,203	$3,495,117	$104,200	$—

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

For the period ended September 30, 2007, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

enherent Corp.

DATE November 9, 2007	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE November 9, 2007	BY:	/s/ Karl Brenza
Karl Brenza
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

2.2	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.4	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005).

3.5	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.1	Employment Agreement effective April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

10.2	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.3	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

10.5	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.6	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.7	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.8	Restricted Stock Agreement dated October 5, 2004, by and between the Company and Douglas Catalano (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 15, 2004).

10.9	Amended and Restated Credit Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.10	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.11	Consulting Agreement dated April 1, 2005 between Douglas Catalano and the Company (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 6, 2005).

10.12	Forms of Grant Agreements pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 10, 2005).

10.14	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

10.15	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

10.16	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.17	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

10.18	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 19, 2005).

E-2

10.19	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 22, 2005).

10.20	Amendment to Agreement by and between the Company and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2006).

10.21	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.22	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.23	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.24	2005 Stock Incentive Plan, as amended and restated as of May 24, 2007 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 24, 2007).

10.25	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q filed November 13, 2006).

10.26	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto.

10.27	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

E-3