Form 10-K
period 2007-12-31
ENHERENT CORP
filed 2008-03-27
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the

Securities Exchange Act of 1934

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $5,897,183.

The number of shares outstanding of each of the registrant’s Common Stock, as of March 20, 2008 was approximately 52,375,653 shares.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

GENERAL

Unless otherwise indicated or the context otherwise requires, all references in this report to “enherent,” the “Company,” “us,” “our” or “we” are to enherent Corp. Except as otherwise specified, references to “Dynax” are to Dynax Solutions, Inc., prior to its merger with enherent on April 1, 2005, which we refer to as the merger. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial information presented for periods prior to the merger is the financial information of Dynax.

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

Prior to the merger, Dynax had a business relationship with Agilysys, a value added computer hardware and software products distributor. As a result of the merger, the Dynax pre-existing relationship has been transferred to enherent. The division of Agilysys with which enherent had a relationship is now part of Arrow Electronics. enherent purchases equipment products for resale from Arrow, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs. enherent is committed to maintaining and expanding its IBM business partnership to support revenue growth in its system integration and application solutions services areas.

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

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2007, enherent’s five largest customers represented 59.7% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were Mass Mutual—30.4%; Sikorsky Aircraft—7.1%; IBM—9.7%; New York City Department of Homeless Services—8.4%; Pfizer—4.0%. The loss of any one of these customers could have a material adverse effect on enherent’s future results of operations.

Sales, Marketing and Recruiting

enherent’s marketing strategy is to develop long-term business relationships with existing and new clients to enable enherent to become a preferred provider of information technology services. enherent seeks to employ a cross-selling approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include lead generation from its business partnership with IBM, client referrals, networking and attending trade shows. At December 31, 2007, enherent employed 12 sales, business development and recruiting personnel. enherent’s website www.enherentcorp.com also serves as another marketing resource. The web site provides information to the information technology community about enherent’s services.

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

Employees. At December 31, 2007, enherent had 213 employees and independent contractors (135 employees made up of 111 billable consultants, 12 sales, marketing and recruiting personnel, and 12 management/general administrative personnel and 78 billable independent contractors). None of enherent’s employees are covered by a collective bargaining agreement and enherent has never experienced a work stoppage, strike or labor dispute. All independent contractors act as consultants and they are not employees of enherent. There can be no assurance that the services of these independent contractors will continue to be available to enherent on terms acceptable to enherent.

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

While we had net income of $0.4 million for the year ended December 31, 2007, we incurred losses for the years ended December 31, 1999 through the year ended December 31, 2006. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, we reported a net loss of $0.3 million, $0.7 million, $0.7 million, $0.5 million and $6.1 million, respectively.

In light of the net operating losses experienced by us in prior years, there can be no assurance that we will continue to be profitable. If we incur losses in the future, we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. It is also possible that additional capital may not be available to us. If additional capital is required and is not available, enherent may not be able to continue operating as a going concern.

Our debt structure may affect our business and restrict its operating flexibility.

On April 1, 2005, following the consummation of the merger, we entered into an Amended and Restated Financing Agreement, dated April 1, 2005, among us and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement with Ableco provided us with a three-year extension of the revolving credit facility previously maintained by Dynax, and assumed by enherent in the merger, and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B, which was previously maintained by Dynax and was assumed by enherent in the merger. The credit facility is secured by a first lien on all of our tangible and intangible assets. The Term Loan B is secured by a subordinated lien on all of our tangible and intangible assets.

On September 6, 2007, Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Amendment”) with us that further amended the Amended Credit Agreement. The Amendment: (a) decreases the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extends the revolving loan maturity date under the Amended Credit Agreement from April 1, 2008 to April 1, 2009. We paid Ableco a fee of $60,000 as consideration for entering into the Amendment.

The loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The Amended Credit Agreement requires that we maintain certain financial covenants.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2007, the balance outstanding under the revolving credit facility was $2,825,000. The Term Loan B is payable in semi-annual installments of principal of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, together with annual interest at a rate of 3%, to April 1, 2010. As of December 31, 2007, the outstanding principal balance of the Term Loan B was $1,487,000.

The holders of the enherent preferred stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding preferred stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had terms of five years and no principal payments were owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments in the amount of $177,000 were due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. Effective August 10, 2007, we agreed with the former Preferred Stockholders to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,500 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. At December 31, 2007, the outstanding principal balance on the three notes was $1,412,500.

According to the terms of the fourth note in the principal amount of $188,000 no interest is initially charged. This note had a term of two years and quarterly principal payments in the amount of $23,000. We made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate will be increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will never exceed 18%. We have accrued interest on all past-due amounts in accordance with the terms of the note. Effective August 10, 2007, we agreed with the former Preferred Stockholder holding this note to amend and restate the promissory note. The note had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. At December 31, 2007 and 2006, the outstanding principal balance on the fourth note was $122,000 and $164,000, respectively.

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

We have three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At December 31, 2007, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004. At December 31, 2007, interest of $314,697 has accrued on these notes.

At December 31, 2007, the Company’s long-term obligations with maturities of less than one year total $3.4 million exclusive of its revolving asset based credit facility with Ableco with a balance of $2.8 million. Loans under the credit facility which expire on April 7, 2009 will vary based on the Company’s requirements and the underlying collateral.

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

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2007, our five largest customers represented 59.7% of our total revenue. During that period, the five largest customers and their percentages of our total revenue were: Mass Mutual—30.4%; IBM—9.7%; New York City Department of Homeless Services—8.4%; Sikorsky Aircraft—7.1% and Pfizer—4.0%. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts. The loss of anyone of these customers could have a material adverse effect on our business, financial condition and results of operations.

In January 2008, one of our largest customers informed us that it will not be using us to fill its new staffing needs at this time. It is not clear when or if the customer will resume using us to fill its new staffing needs. The customer did not, however, terminate its existing agreement with us, and has not excluded us from receiving new consulting projects. If the customer does not resume using us to fill its new staffing needs and we are not able to obtain alternate staffing engagements with other new or existing customers, our revenues will be adversely affected, which would adversely affect our results of operations and financial condition.

Our dependence on a limited number of clients results in a significant concentration of credit risk.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of our significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or might be collectible over longer than normal terms, each of which could adversely affect enherent’s financial position. As of December 31,

2007, our accounts receivable were $3.8 million. Of this amount, $2.3 million, or 58.8% was due from our five largest customers. There can be no assurance that we will not suffer credit losses in the future.

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

We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations or to finance acquisitions. We can not be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past five years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing or companies with a history of losses such as ours. Additional financing may require us to take on more debt, including convertible debt, or to issue additional shares of our common stock, or preferred stock convertible into common stock, such that out existing stockholders may experience substantial dilution.

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

As part of our business strategy, we evaluate potential acquisitions in the ordinary course, some of which could be material. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial expense, delay or other operational or functional problems. Any acquisition would involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and other intangibles;

•	diversion of management attention from running our businesses;

•	integration of technology, operations, personnel and financial and other systems;

•	internal controls over financial reporting of acquired companies may not initially be up to our standards;

•	increased expenses, including compensation expenses resulting from newly hired employees;

•	increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements;

•	and other challenges;

•	assumption of known and unknown liabilities and exposure to litigation;

•	increased levels of debt or dilution of existing shareholders;

•	potential disputes with the sellers of acquired businesses, technology, services or products;

•	over-valuation by us of acquired companies; and

•	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions.

Our integration activities may place substantial demand on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business. In addition, any acquired business, technology, service or product could under perform relative to our expectations.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We had goodwill totaling approximately $4.3 million at December 31, 2007 resulting from the merger of Dynax and enherent. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year and plan to conduct the next evaluation in conjunction with the preparation of our financial statements for the quarter ending March 31, 2008. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Many companies contracting with information technology professional services firms have engaged vendor management organizations, or human capital management firms, to assist them in managing and reducing their information technology expenditures. The increased involvement of these vendor management organizations in the information technology industry has caused companies in the information technology industry to face a reduction in preferred vendor status, an increase in competition, a reduction in revenues, and an increase in fees paid to vendor management organizations. In our experience, vendor management organization fees charged to information technology professional services firms typically range from 2% to 5% of those firms’ billing rates. The increased involvement of vendor management organizations in the information technology industry could have a material adverse effect on our business.

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

The loss of our software or hardware partnerships with IBM would have a material adverse effect on our business and results of operations.

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

We rely heavily on executive management and could be adversely affected if our executive management team was not available.

We are highly dependent on our senior executives, including Pamela Fredette, our Chairman, CEO and President since the completion of our merger with Dynax in April 2005. Prior to the merger, she had served as Dynax’s Chief Executive Officer and President, and as a director, since joining Dynax in June 2002. On December 3, 2007, we entered into the First Amendment to Employment Agreement with Ms. Fredette pursuant to which the term of her employment was extended from March 31, 2008 to March 31, 2010, subject thereafter to automatic annual renewals absent notice of termination by us or Ms. Fredette. The loss of the services of Ms. Fredette could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We may lose executive officers and senior managers on whom we rely to generate business and execute projects successfully.

The ability of our executive officers and our senior managers to generate business and execute projects successfully is important to our success. While we have employment agreements with some of our executive officers, those agreements do not prevent them from terminating their employment with us. The loss of an executive officer or senior manager could impair our ability to secure and manage engagements, which could harm our business, prospects, financial condition and results of operations.

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

We experience intense competition. The market for information technology services is very broad, and these services are offered by a large number of private and public companies, many of which are significantly larger than, and have greater financial, technical and marketing resources than, we do. Competitors include Albano Systems, Inc., Cognizant Technology Solutions Corporation, Computer Task Group, iGate Corp, Prolifics and TEK systems. The trend toward offshore outsourcing, internal expansion by foreign and domestic competitors and continuing technological changes will also result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Additionally, in certain sectors of our business, particularly information technology services, there are few barriers to entry and new competitors do and are expected to enter the market. As competitors enter the market to provide services similar to those offered by us, our ability to compete effectively will increasingly depend upon the quality and price of our services. We may not be able to compete effectively, in which case competition could have a material adverse effect on our business, operating results and financial condition.

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

We recruit employees from around the world. Some of these employees work in the United States under H-1B, L-1 or TN temporary work permits. As of December 31, 2007, approximately 4 % of our employees were working under such temporary work permits in the United States. Although to date, we have not experienced difficulties in obtaining sufficient H-1B work permits, in the future we may be unable to obtain work permits to bring necessary employees to the United States for any number of reasons including, without limitation, limits set by the Department of Homeland Security or State Department. Continued compliance with existing United States or foreign immigration laws or changes in such laws, making it more difficult to hire foreign nationals or limiting the ability of enherent to retain work permit employees in the United States, could increase our cost of recruiting and retaining the requisite number of information technology professionals, which could have a material adverse effect on our business, operating results and financial condition.

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

The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with, among other things, bid and offer quotations for the penny stock, the compensation of the broker-dealer, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Holders of securities subject to the penny stock rules may have difficulty in selling those securities.

Recent accounting pronouncements may impact our future financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. We do not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect adoption of this standard will have a material impact on our financial position, operations or cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for us in fiscal years beginning October 1, 2009. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

enherent’s executive office is located at 101 Eisenhower Parkway, Suite 300, Roseland, New Jersey 07068 and consists of approximately 900 square feet in a leased facility with a term expiring on October 31, 2008. enherent also leases approximately 9,900 square feet in a facility in Windsor, Connecticut for a branch office. The lease on the Windsor branch office expires on August 31, 2009. enherent also leases approximately 3,925 square feet in a facility in Syosset, New York and office space in a facility in New York, New York for branch offices. The lease on the Syosset branch office expires on December 31, 2010 and the lease in New York expires on April 30, 2008. At this time, enherent does not anticipate requiring additional space.

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

The Common Stock of the Company is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ENHT”.

Set forth below are the high and low sale price information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2006
First Quarter	$0.18	$0.11
Second Quarter	$0.14	$0.11
Third Quarter	$0.12	$0.06
Fourth Quarter	$0.10	$0.05

2007
First Quarter	$0.10	$0.06
Second Quarter	$0.17	$0.09
Third Quarter	$0.15	$0.12
Fourth Quarter	$0.13	$0.09

The approximate number of stockholders of record of the Common Stock as of March 20, 2008 was 156 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 20, 2008 was $0.08.

The Company has not declared or paid any cash dividends on the Common Stock in recent years and does not currently intend to do so. The Company intends to retain any future earnings for reinvestment in its business or to use such earnings to repay debt. Our senior secured credit facility imposes restrictions on our ability to declare dividends.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Revenues:
Service revenue	$16,364	$14,377	$23,788	$27,487	$27,912
Equipment and software revenue	2,704	4,024	3,532	2,633	2,774

Total Revenues	$19,068	$18,401	$27,320	$30,120	$30,686

Cost of revenues
Cost of services	12,168	10,820	17,966	21,085	21,311
Cost of equipment and software	2,012	3,331	2,724	2,026	2,345

Total cost of revenues	$14,180	$14,151	$20,690	$23,111	$23,656

Gross profit	4,888	4,250	6,630	7,009	7,030
Operating expenses	5,012	4,435	6,713	6,540	5,957

Income (loss) from operations	$(124)	$(185)	$(83)	$469	$1,073
Other expense	(388)	(465)	(643)	(739)	(647)

Income (loss) before income taxes	$(512)	$(650)	$(726)	$(270)	$426
Provision for income taxes	(18)	(26)	(17)	(28)	(14)

Net income (loss) available to common Stockholders	$(530)	$(676)	$(743)	$(298)	$412

Basic and diluted net income (loss) per share	$(0.06)	$(0.03)	$(0.02)	$(0.01)	$0.01

Number of shares used in computing basic net income (loss) per share	8,475,967	20,905,370	43,175,973	50,361,173	51,345,255

Number of shares used in computing diluted net income (loss) per share	8,475,967	20,905,370	43,175,973	50,361,173	52,061,649

	As of December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Working capital deficiency	$(1,445)	$(2,352)	$(2,239)	$(2,736)	$(2,351)
Total assets	4,363	3,853	10,754	10,038	10,172
Current portion of long-term obligations	2,817	3,173	3,778	3,611	3,402
Long-term obligations, less current portions	2,614	2,204	3,818	3,234	2,956
Total liabilities	7,868	7,784	11,665	11,057	10,418
Mandatory redeemable preferred stock	—	—	—	—	—
Total capital deficiency	(3,505)	(3,931)	(911)	(1,019)	(245)

Amounts for the three months ended March 31, 2005, included in the year ended December 31, 2005 and for 2003 and 2004 are those of Dynax (See “The Merger” below).

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

Prior to the merger, Dynax had a business relationship with Agilysys, a value added computer hardware and software products distributor. As a result of the merger, the Dynax pre-existing relationship has been transferred to enherent. The division of Agilysys with which enherent had a relationship is now part of Arrow Electronics. enherent purchases equipment products for resale from Arrow, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs. enherent is committed to maintaining and expanding its IBM business partnership to support revenue growth in its system integration and application solutions services areas.

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

A majority of enherent’s consulting engagements are performed on a time and material basis and tend to present lower risk and have lower gross profit margins than enherent’s fixed price engagements. Time and material engagements consist of providing technology consultants to clients on a temporary basis. The consultants’ work is supervised and managed by the client. Generally, time and material contracts are less than a year in duration. Generally, fixed price engagements are for a year or less and represented less than 2% of enherent’s revenue in 2007.

enherent utilizes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. enherent typically bills its clients for time and material services on a weekly, semi monthly and monthly basis as specified by the contract with a particular client. Actual billing rates and payment schedules for fixed- price engagements are made on a case-by-case basis and are set forth in the contract with the client. Consulting services revenues generated under time and material engagements are recognized as the services are rendered. Consulting services revenues generated under fixed price engagements are recognized when the work is performed based upon the completion of milestones. enherent also derives revenues from computer equipment and software license sales. Revenues generated from computer equipment are recognized when the equipment is received by the client. Revenues generated from software license sales are recognized at the inception of the software license term. In addition, enherent generates revenues from the permanent placement of individuals at client accounts. Revenues generated from the permanent placements of individuals at client accounts are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. Revenues from permanent placement of individuals were $74,000 in 2007 and $86,000 in 2006.

enherent evaluates the strengths and weaknesses of its financial condition and operating performance by monitoring and managing certain factors including: gross profit and utilization of time and material and fixed price engagements, sales pipeline and sales backlog; and earnings before interest, depreciation, taxes and amortization. enherent monitors operating performance to financial projections by analyzing and reviewing the sales pipeline (high probability near-term revenue opportunities) and signed sales backlog on a weekly basis. On a weekly basis, a formal sales status update meeting is held to review high probability opportunities and determine actions needed to close the opportunity. Signed backlog is updated weekly and reports are produced for management. Signed backlog as a percentage of remaining business required to achieve financial goals is assessed to determine the financial stability of the business. On a weekly basis, management reviews actual results compared to the operation budget and, if revenues are not aligned with expenses, management takes action to reduce expenses. Management believes that the implementation of the controls relating to cost containment has resulted in an improvement in enherent’s operating income.

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

In the year ended December 31, 2007, enherent’s clients have tended to approve projects or initiatives that directly improve their ability to market or sell their goods or services and that can demonstrate a rapid return on investment, rather than discretionary information technology projects that would not directly improve their ability to market or sell their goods or services or offer the same rapid return on investment. In the year ended December 31, 2007, as a result of the cautious general economic climate, there were several significant trends that continued to affect spending on application development and information technology services. enherent continued to face some price pressure in the year ended December 31, 2007 as a result of overall budget constraints within certain industries. enherent is carefully working with its billable consultants to assure that the salaries and hourly rates paid to those consultants provide enherent with a predictable and satisfactory profit margin. enherent uses its recruiting team to gain a better understanding of current market rates and trends on both the supply and demand sides. This allows enherent to price more competitively and to find and retain consulting professionals.

In January 2008, one of the Company’s largest customers informed the Company that it will not be using the Company to fill its new staffing needs at this time. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

The Merger

On April 1, 2005, enherent completed a merger transaction with Dynax, an information technology services firm, in a stock-for-stock exchange. Immediately following the merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial data presented for periods prior to the merger includes the information statements of Dynax. The operations of the former enherent business have been included in the financial data only from the date of merger.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2006	2007
Revenues	100%	100.0%
Cost of revenues	76.7	77.1
Gross profit	23.3	22.9
Operating expenses	21.7	19.4
Income (loss) from operations	1.6	3.5
Other income (expense)	(2.5)	(2.2)
Net Income (loss)	(0.9)	1.3

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Service Revenues:

Service revenues increased 1.6% to $27.9 million for the year ended December 31, 2007 from $27.5 million for the year ended December 31, 2006. The increase was attributable primarily to higher bill rates and an increase in the number of billable consultants deployed at certain key clients, partially offset by a decrease in the number of billable consultants deployed at certain other key clients.

Gross profit from service revenue increased 3.1% to $6.6 million for the year ended December 31, 2007 from $6.4 million for the year ended December 31, 2006. The increase in gross profit was attributable primarily to the additional revenue generated from the increase in billable consultants deployed at certain key clients.

Gross profit as a percentage of service revenues was approximately 23% for the years ended December 31, 2007 and December 31, 2006.

Equipment and Software Revenues:

Equipment and software revenues increased 5.3% to $2.8 million for the year ended December 31, 2007 from $2.6 million for the year ended December 31, 2006. The increase in equipment and software revenues was attributable primarily to the Company closing one large software transaction of $810,000 during the second quarter of 2007.

Gross profit from equipment and software revenues decreased 7.6% to $429,000 for the year ended December 31, 2007 from $607,000 for the year ended December 31, 2006. The decrease in gross profit was attributable primarily to lower gross profit margins as a percentage of equipment and software revenues.

Gross profit as a percentage of revenue depends on various factors outside of the Company’s control. These factors may include vendor rebates, incentive programs and the number of clients utilizing third-party leasing arrangements to finance their purchase. When a client purchases equipment directly from the Company, the Company recognizes the gross revenue from the sale and its associated cost. If a client utilizes a third party leasing arrangement to finance its purchase, the Company recognizes only the net commission revenue versus the gross revenue, which results in a higher gross profit percentage.

Gross profit as a percentage of equipment and software revenues decreased to 15.5% for the year ended December 31, 2007 from 23.1% for the year ended December 31, 2006. During 2006, the Company’s sales personnel had focused on closing fewer equipment and software sales transactions but at higher margins. During 2007, the Company had one large software transaction with lower than average gross profit margins. As a result, the Company’s gross profit percentage on equipment and software sales decreased over the prior year period.

Operating Expenses:

Operating expenses decreased 8.9% to $6.0 million for the year ended December 31, 2007 from $6.5 million for the year ended December 31, 2006. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling and recruiting payroll costs, general and administrative payroll costs and other operating expenses during the year ended December 31, 2007.

Interest Expense:

Interest expense decreased 12.4% to $647,000 for the year ended December 31, 2007 from $739,000 for the year ended December 31, 2006. The decrease was due primarily to the decrease in the Company’s long term debt obligations.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income (Loss):

Net income was to $412,000 for the year ended December 31, 2007 compared to a net loss of $298,000 for the year ended December 31, 2006, an improvement of $710,000. The primary contributors to this improvement were the reduction in operating expenses and the increased revenues, which were partially offset by the decline in equipment and software margins.

Quarterly Results

The following table sets forth certain unaudited quarterly operations information for the most recent eight quarters ending with the quarter ended December 31, 2007. This information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for the fair presentation of the information for the period presented have been made. This information should be read in conjunction with the Company’s consolidated financial statements and related notes thereto. Results of operations for any previous fiscal quarter are not indicative of results for the full year or any future quarter.

	Three months ended,
	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007
	(in thousands)
Statement of Income Data:
Revenues	$7,051	$7,546	$7,414	$8,108	$7,548	$8,482	$7,109	$7,547
Cost of revenues	5,504	5,727	5,654	6,226	5,840	6,684	5,451	5,682

Gross profit	1,547	1,819	1,760	1,882	1,708	1,798	1,658	1,865
Total Operating Expenses	1,873	1,606	1,515	1,545	1,490	1,480	1,385	1,602

Income (loss) from operations	(326)	213	245	337	218	318	273	263
Other income (expense)	(191)	(187)	(192)	(196)	(168)	(177)	(170)	(145)

Net income (loss)	$(517)	$26	$53	$141	$50	$141	$103	$118

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.1	75.9	76.3	76.8	77.4	78.8	76.7	75.3

Gross profit	21.9	24.1	23.7	23.2	22.6	21.2	23.3	24.7
Total operating expenses	26.5	21.3	20.4	19.1	19.7	17.4	19.5	21.2

Income (loss) from operations	(4.6)	2.8	3.3	4.1	2.9	3.8	3.8	3.5
Other income (expense)	(2.7)	(2.5)	(2.6)	(2.4)	(2.2)	(2.1)	(2.4)	(1.9)

Net income (loss)	(7.3)%	0.3%	0.7%	1.7%	0.7%	1.7%	1.4%	1.6%

Liquidity and Capital Resources

On April 1, 2005, following the consummation of the enherent and Dynax merger, the Company entered into an Amended and Restated Financing Agreement (the “Amended Credit Agreement”) with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provided the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B previously outstanding. The loans are collateralized by all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable.

On September 6, 2007, the Company and Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Amendment”) that further amended the Amended Credit Agreement. The Amendment: (a) decreases the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extends the revolving loan maturity date under the Financing Agreement from April 1, 2008 to April 1, 2009. The Company paid Ableco a fee of $60,000 as consideration for entering into the Amendment.

The loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The Amended Credit Agreement requires that the Company maintain certain financial covenants.

At December 31, 2007 and 2006, the revolving credit facility balance outstanding was $2,825,000 and $2,853,000, respectively.

Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010. At December 31, 2007 and 2006, the outstanding principal balance of the Term Loan B was $1,487,000 and $1,700,000, respectively.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. At December 31, 2007 and 2006, the outstanding principal balance on the three notes was $1,412,000.

According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate is increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note. Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. At December 31, 2007 and 2006, the outstanding principal balance on the fourth note was $122,000 and $164,000, respectively.

The Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The revolving credit facility is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the revolving credit facility.

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At December 31, 2007 and 2006, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

The Company had a three-year $150,000 note payable relating to the repurchase of enherent’s Preferred Stock in 2004 bearing interest of 4%. Annual principal payments of $50,000 were due beginning on April 15, 2005. At December 31, 2007 and 2006, the principal balance outstanding was $0 and $50,000, respectively.

The Company had compensation payable to a former board chairman of Dynax pursuant to the terms of a separation agreement. Amounts owed under the separation agreement were payable in quarterly installments of $31,000 bearing imputed interest of 8.6% through January 1, 2008. At December 31, 2007 and 2006, the principal balance outstanding was $0 and $150,000, respectively.

At December 31, 2007, the Company’s long-term obligations with maturities of less than one year total $3.4 million exclusive of its revolving asset based credit facility with Ableco with a balance of $2.8 million. Loans under the credit facility which expire on April 1, 2009 will vary based on the Company’s requirements and underlying collateral.

Cash and cash equivalents were $1,122,000 at December 31, 2007 compared to $632,000 at December 31, 2006.

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

If the Company experiences a deficiency in revenue, earnings or operating cash flow with respect to its fixed charges and operating expenses in the future, it would need to fund the fixed charges and operating expenses from borrowings from its revolving credit facility. If borrowings from the Company’s credit facility are insufficient to fund its operations, debt service and capital expenditures, it may need to seek additional sources of capital through means such as the issuance of equity or subordinated debt. In addition, it may not be able to obtain additional debt or equity financing on terms acceptable to it, or at all. If the Company is not able to secure additional capital, it could be required to delay paying its account payables or forego business opportunities. It is also possible that the Company would no longer have the capital necessary to operate its business as a going concern.

Cash flow provided by operations was $1.2 million for the year ended December 31, 2007. Cash flow from operations was generated primarily by net income of $412,000 increased by the non-cash charges from stock based compensation of $157,000, depreciation and amortization of $308,000 and customer collections resulting in a reduction in accounts receivable of $522,000. Cash flow provided by operations was $1.2 million for the year ended December 31, 2006. Cash flow from operations was generated primarily by customer collections resulting in a reduction in accounts receivable, a reduction in prepaid expenses and an increase in certain current liabilities including accrued expenses.

Cash used in investing activities for the year ended December 31, 2007 and 2006 related to the purchases of computers, software upgrades and office equipment totaling $80,000 and $42,000, respectively.

Cash used in financing activities for the year ended December 31, 2007 and 2006 consisting of net repayments on the revolving credit facility and principal repayments of long-term debt and capital leases of $610,000 and $787,000, respectively.

The Company’s accounts receivable were $3.8 million at December 31, 2007 and $4.3 million at December 31, 2006. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 46 days as of December 31 2007 and 52 days as of December 31, 2006. The improvement in DSO was primarily the result of faster collections during the year ended December 31, 2007 from certain customers.

The Company’s working capital deficiency was $2.4 million and $2.7 million as of December 31, 2007 and December 31, 2006, respectively. The working capital deficiency arose primarily because the outstanding balance ($2.8 million at December 31, 2007 and $2.9 million at December 31, 2006) due under the revolving credit agreement with Ableco, which expires in April 2009, is required to be classified as a current liability under generally accepted accounting principles, in accordance with the provisions of Emerging Issues Task Force Issue 95-22.

Inflation

Inflation did not have a material impact on the Company’s revenue or income from operations.

Off-Balance Sheet Arrangements

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

Other Arrangements

The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies

In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company uses certain estimates and assumptions that affect the reported amounts and related disclosures and may vary from actual results. The Company considers the following accounting policies as those most important to the portrayal of its financial condition and results of operations and those that require the most subjective judgment. Although the Company believes that its estimates and assumptions are reasonable, actual results may differ, and such differences could be significant to its financial results.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer discounts. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

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

Fixed Assets

Fixed assets are stated at cost, and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in the two years ended December 31, 2007.

Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001, however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. The Company performs its annual impairment analysis as of March 31, the anniversary date of the enherent/Dynax merger. The goodwill is not considered impaired at December 31, 2007.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Stock Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 8, to the consolidated financial statements. Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods. Results for prior periods have not been restated.

In determining the estimated fair value of its stock options as of the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Deferred Income Taxes

At December 31, 2007, the Company had federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at December 31, 2007 was approximately $52 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the year ended December 31, 2007, except for certain state and local taxes which are not based on current earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

Contractual Obligations

The following table of contractual obligations sets forth the contractual obligations of the Company as of December 31, 2007:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$6,303,567	$3,371,736	$2,760,000	$171,831	—
Capital Lease Obligations	54,624	30,266	24,358	—	—
Operating Lease Obligations	798,987	440,549	358,438	—	—
				—	—

Total	$7,157,178	$3,842,551	$3,142,796	$171,831	—

Item 8.	Financial Statements and Supplementary Data

The following consolidated Financial Statements can be found on the pages referenced below:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s independent accountants involving accounting and financial disclosure matters.

PART III

Item 9A.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Goverance

(a) Directors of the Company.

This information will be included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the Company.

This information will be included in the 2008 Proxy Statement under the heading “Executive Officers” and is incorporated herein by reference.

(c) Information Regarding Audit Committee and Nominating & Governance Committee

This information will be included in the 2008 Proxy Statement under the heading “Meetings and Certain Committees of the Board of Directors” and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance.

This information will be included in the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(e) Code of Ethics

The Company has adopted a code of ethics, titled “Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp.” (the “Code of Ethics”). The Code of Ethics applies to all officers, directors and employees of the Company. The Code of Ethics is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the SEC. The Code of Ethics was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which persons currently consist of Pamela Fredette and Arunava De. The Company has filed its Code of Ethics with the SEC, see Exhibit 14.1.

Item 11.	Executive Compensation

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the captions “Ownership of enherent Corp. Common Stock” and “Equity Compensation Plan Information” in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the captions “Director Compensation” and “Executive Compensation” in the 2008 Proxy Statement. The information called for by Item 13 with respect to director independence is incorporated herein by reference to the material under the caption “Election of Directors” and “Meetings and Certain Committees of the Board of Directors” in the 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Independent Public Accountants” in the 2008 Proxy Statement.

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

enherent Corp.

Date: March 27, 2008	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Date: March 27, 2008	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 27, 2008	By:	/s/ ARUNAVA DE
Arunava De
VP of Finance (Principal Financial and Accounting Officer)

Date: March 27, 2008	By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Director

Date: March 27, 2008	By:	/s/ THOMAS MINERVA
Thomas Minerva
Vice Chairman and Director

Date: March 27, 2008	By:	/s/ FAITH GRIFFIN
Faith Griffin
Director

Date: March 27, 2008	By:	/s/ WILLIAM CARY
William Cary
Director

enherent Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

enherent Corp.

We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries (the “Company”) as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, changes in capital deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on them based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornick, Garber & Sandler, LLP

Cornick, Garber & Sandler, LLP

New York, New York

March 27, 2008

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,121,694	$631,656
Accounts receivable, net of allowance for doubtful accounts of $55,492 and $50,492 at December 31, 2007 and 2006	3,844,726	4,320,334
Prepaid expenses and other current assets	143,981	134,854

Total current assets	5,110,401	5,086,844

Furniture, equipment and improvements, net	179,794	174,506

Goodwill	4,334,278	4,334,278
Other intangible assets, net	225,000	325,000
Deferred financing costs, net	280,986	85,812
Other assets	41,833	31,376

TOTAL	$10,172,292	$10,037,816

LIABILITIES

Current liabilities:
Revolving credit facility	$2,824,691	$2,852,628
Current portion of long-term debt	577,311	758,335
Accounts payable and accrued expenses	2,884,320	3,186,815
Deferred revenue	169,647	171,275
Accrued compensation and benefits	1,005,359	853,979

Total current liabilities	7,461,328	7,823,032

Long-term liabilities:
Long-term debt, net of current portion above	2,956,189	3,234,184

Total liabilities	10,417,517	11,057,216

Commitments and contingencies

CAPITAL DEFICIENCY

Preferred stock, $.001 par value; authorized—10,000,000 shares, issued-none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding—52,375,653, shares in 2007 and 50,361,451 shares in 2006	52,376	50,361
Additional paid-in capital	27,616,974	27,256,889
Accumulated deficit	(27,914,575)	(28,326,650)

Total capital deficiency	(245,225)	(1,019,400)

TOTAL	$10,172,292	$10,037,816

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues:
Service revenue	$27,911,795	$27,486,679
Equipment and software revenue	2,774,503	2,633,509

Total revenues	30,686,298	30,120,188

Cost of revenues:
Cost of services	21,311,281	21,084,983
Cost of equipment and software	2,345,443	2,026,493

Cost of revenues	23,656,724	23,111,476

Gross profit	7,029,574	7,008,712

Operating expenses:
Selling, general and administrative	5,649,088	6,242,670
Depreciation and amortization expense	307,664	296,955

Total operating expenses	5,956,752	6,539,625

Operating income	1,072,822	469,087
Interest expense	(647,037)	(738,596)

Income (loss) before income taxes	425,785	(269,509)
Provision for income taxes	(13,710)	(28,000)

NET INCOME (LOSS)	$412,075	$(297,509)

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.01)

Number of shares used in computing basic net income (loss) per share	51,345,255	50,361,173

Number of shares used in computing diluted net income (loss) per share	52,061,649	50,361,173

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-in Capital	Restricted Stock	Accumulated Deficit	Total Capital Deficiency
	Number of Shares	Amount	Number of Shares	Amount		Unearned Compensation
Balance at January 1, 2006	—	$—	50,341,451	$50,341	$27,091,409	$(24,295)	$(28,029,141)	$(911,686)
Exercise of common stock options	—	—	20,000	20	480	—	—	500
Restricted common stock amortization	—	—	—	—	—	24,295	—	24,295
Stock based compensation—stock options	—	—	—	—	165,000	—	—	165,000
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	(297,509)	(297,509)

Balance at December 31, 2006	—	—	50,361,451	50,361	27,256,889	—	(28,326,650)	(1,019,400)
Exercise of common stock options	—	—	40,000	40	4,560	—	—	4,600
Restricted common stock issued for debt extension	—	—	1,474,202	1,475	198,525	—	—	200,000
Restricted common stock issued for consulting services	—	—	500,000	500	48,500	—	—	49,000
Stock based compensation—stock options	—	—	—	—	108,500	—	—	108,500
Net income for the year ended December 31, 2007	—	—	—	—	—	—	412,075	412,075

Balance at December 31, 2007	—	$—	52,375,653	$52,376	$27,616,974	$—	$(27,914,575)	$(245,225)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net income (loss)	$412,075	$(297,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debts	5,000	50,000
Depreciation	119,549	158,815
Amortization of intangibles	100,000	100,000
Amortization of deferred financing costs	88,128	38,140
Deferred compensation	—	24,295
Deferred rent	—	(18,261)
Stock option and restricted stock compensation	157,500	165,000
Changes in assets and liabilities:
Accounts receivable	470,608	626,292
Prepaid expenses and other current assets	(9,127)	119,902
Prepaid and refundable taxes	—	18,427
Other assets	(10,457)	(6,687)
Accounts payable and other accrued expenses	(151,115)	133,513
Deferred revenue	(1,628)	27,377

Net cash provided by operating activities	1,180,533	1,139,304

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(80,024)	(41,684)

Net cash (used in) investing activities	(80,024)	(41,684)

Cash flows from financing activities:
Repayment of notes payable, others	(92,016)	(50,000)
Repayment of compensation note payable	(150,133)	(76,398)
Net proceeds (repayments) under revolving loan	(27,937)	(612,891)
Principal repayments on Ableco Term Loan B	(212,500)	—
Principal payments on capital lease obligations	(49,183)	(47,749)
Payments of deferred financing costs	(83,302)	—
Proceeds from exercise of stock options	4,600	500

Net cash (used in) financing activities	(610,471)	(786,538)

NET INCREASE IN CASH AND CASH EQUIVALENTS	490,038	311,082
CASH AND CASH EQUIVALENTS—JANUARY 1	631,656	320,574

CASH AND CASH EQUIVALENTS—DECEMBER 31	$1,121,694	$631,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$513,351	$584,130

Income taxes	$10,249	$14,195

Noncash investing and financing transactions:
Equipment acquired under capital leases	$44,813	$36,262

Restricted stock issued for debt extension	$200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

enherent Corp. (the “Company”) is an information technology services firm with a primary focus of providing clients with (a) consultative resources including technology staffing; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. The consultative resource services allow clients to use the Company consultants to address strategic technology resource demands. The Company’s solutions services offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries after elimination of all significant intercompany transactions and balances.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer discounts. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Per Share Amounts

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the year ended December 31, 2006, diluted net loss per share does not include potential common shares derived from stock options because as a result of the company incurring losses, their effect would have been anti-dilutive. For the year ended December 31, 2007, the average number of options outstanding with the exercise price greater than the average market price of the common shares totaled 5,854,080, which were excluded from the computation of diluted income per share.

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Stock Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 8. Prior to January 1, 2006, the Company accounted for stock options issued pursuant to its stock option plans (the “Plans”) under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and recognized on a straight line basis over the shorter of the vesting or requisite service periods. Results for prior periods have not been restated.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company establishes a valuation allowance when it is not more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2007.

Advertising

Advertising costs are expensed as incurred. Advertising expense, including marketing expenses for the years ended December 31, 2007 and 2006 were approximately $33,000 and $91,000, respectively.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

For the year ended December 31, 2007, two customers accounted for approximately 40% of revenues and 41% of the total outstanding accounts receivable the largest of which represented approximately 30% and 27% of the respective totals. For the year ended December 31, 2006, one customer accounted for approximately 27% of revenues and 18% of the total outstanding accounts receivable.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Fair Value Measurements, In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in GAAP and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in fiscal years beginning October 1, 2009. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

NOTE 3—FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements consist of the following:

	December 31,		Estimated Useful Lives (Years)
	2007	2006
Furniture, fixtures and equipment	$2,278,660	$2,200,322	7
Leasehold improvements	329,736	283,237	7 – 10

Total	2,608,396	2,483,559
Less accumulated depreciation and amortization	(2,428,602)	(2,309,053)

Balance*	$179,794	$174,506

*	Balance includes net assets under capital leases of approximately $78,000 and $80,000 in 2007 and 2006, respectively.

Depreciation expense was $119,549 and $158,815 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Company wrote off fully depreciated assets of $88,115.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

On April 1, 2005, enherent Corp. (enherent) and Dynax Solutions, Inc. (Dynax) entered into a business combination. As a result of this merger, the Company recorded goodwill of $4.3 million. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes. The goodwill is not considered impaired at December 31, 2007.

The above merger also resulted in the valuation of the acquired customer base as an intangible asset. The Company used a discounted cash flow analysis to value the customer base intangible asset totaling $500,000. The customer base intangible asset is being amortized on a straight-line basis over five years. Amortization expense was $100,000 for the years ended December 31, 2007 and 2006.

NOTE 5—REVOLVING CREDIT FACILITY

On April 1, 2005, following the consummation of the enherent and Dynax merger, the Company entered into an Amended and Restated Financing Agreement with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provides the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of Term Loan A and Term Loan B previously outstanding. The loans are collateralized by a first lien on all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On September 6, 2007, the Company and Ableco as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Amendment”) that further amends the Amended Credit Agreement. The Amendment: (a) decreases the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extends the revolving loan maturity date under the Amended Credit Agreement from April 1, 2008 to April 1, 2009. The Company paid Ableco a fee of $60,000 as consideration for entering into the Amendment.

The loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The Amended Credit Agreement also requires that the Company maintain certain financial covenants.

At December 31, 2007 and 2006, the revolving credit facility balance outstanding was $2,824,691 and $2,852,628, respectively.

NOTE 6—LONG TERM DEBT

In connection with the enherent and Dynax merger, the Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the prior enherent Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The Term Loan B and the notes issued to the prior enherent Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the credit facility. The Intercreditor and Subordination Agreement imposes restrictions on our ability to declare dividends. The total amount and terms of the long term debt including capital lease obligations are summarized as follows:

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Note payable due to three prior enherent Preferred Stockholders. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding is payable in arrears. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity.

	$1,412,500	$1,412,500

Note payable due to a prior enherent Preferred Stockholder. According to the terms of the note of $188,000, no interest is initially charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate is increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. Through August 10, 2007 the Company accrued interest on all past-due amounts in accordance with the terms of the note.

Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note which had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates.

	122,046	164,062

Notes payable for the repurchase of enherent’s Preferred Stock in 2004. As a result, of the repurchase the Company was obligated to make principal and interest payments on a three-year promissory note. Annual principal payments of $50,000 were due commencing April 15, 2005 plus interest of 4%.	—	50,000

Ableco Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010.	1,487,500	1,700,000

Note payable due to a former Board Chairman in quarterly payments of $31,250 through January 1, 2008; stated net of imputed interest at 8.6% a year.	—	150,133

Note payable for a prior business acquisition. The note is subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. The monthly payment terms are equal to (i) $5,000 or (ii) $7,500 if EBITDA (as defined in the note) is at least $75,000 or (iii) $10,000 if EBITDA is $100,000 or greater, plus interest at prime plus 1% on unpaid principal and accrued interest.

	112,623	112,623

Notes payable for a prior business acquisition. The notes are subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. Due in monthly payments equal to (i) $10,000 or (ii) $15,000 if EBITDA (as defined in the note) is at least $75,000 or (iii) $20,000 if EBITDA is $100,000 or greater, plus interest at prime on unpaid principal and accrued interest.

	344,207	344,207

Various capital lease obligations related to the acquisition of computer and office equipment in the Consolidated Balance Sheet. Capital leases are stated net of interest at nominal amounts.	54,624	58,994

Total debt	3,533,500	3,992,519
Less current portion of long-term debt	(577,311)	(758,335)

Non-current portion of long-term debt	$2,956,189	$3,234,184

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

At December 31, 2007, aggregate maturities of long-term debt including capital leases are as follows:

Year ending December 31:
2008	$577,311
2009	1,008,655
2010	889,459
2011	886,250
2012	137,625
Thereafter	34,200

Total	$3,533,500

NOTE 7—CAPITAL STOCK

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

As of December 31, 2007 and 2006, the Company had 52,375,653 and 50,361,451 shares, respectively, of voting common stock issued and outstanding.

In January 2006, the Company issued 20,000 shares of common stock for options exercised at an average price of $0.03 per share.

In July 2007, the Company issued 40,000 shares of common stock for options exercised at an average price of $0.11 per share.

On August 13, 2007, the Company and three former preferred stockholders executed fee letters, effective as of August 10, 2007, pursuant to which the Company agreed to issue to the former preferred stockholders an aggregate of 1,474,202 shares, valued at $200,000, of the Company’s voting common stock as consideration for agreeing to the amendment and restatement of three promissory notes.

During the year ended December 31, 2007, the Company issued to consultants in exchange for services rendered an aggregate of 500,000 shares of common stock, having an aggregate fair market value of $49,000, which approximated the fair value of the shares issued during the period services were rendered and completed.

NOTE 8—STOCK BASED COMPENSATION

Stock Options

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

On May 24, 2007, the Company’s stockholders approved an amendment and restatement of the Company’s 2005 Stock Incentive Plan (the “Plan”). The purpose of the amendment and restatement of the Plan was to increase the number of options granted to our non-employee directors under the Plan. Previously, at the time a non-employee director was first elected to the Board, the director was awarded an option to purchase 30,000 shares of our stock. In addition, on the date of the Annual Meeting, each continuing non-employee director was previously awarded an option to purchase 30,000 shares of stock, unless the director already received an option on that date as a newly elected director. As a result of the amendment and restatement of the Plan, commencing with the grants made in connection with the 2007 Annual Meeting, each continuing non-employee director will be awarded an option to purchase 50,000 shares of stock, unless the director already received an option on that date as a newly elected director. In addition, new directors will be awarded an option to purchase 50,000 shares of our stock at the time a non-employee director is first elected to the Board.

A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and the changes during the two years then ended are as follows:

	Shares	Weighted Average Price per Share
Outstanding—January 1, 2006	8,333,569	0.23
2006 transactions:
Exercised	(20,000)	0.03
Forfeited	(767,396)	0.25
Granted	865,000	0.12

Outstanding—December 31, 2006	8,411,173	0.22

2007 transactions:
Exercised	(40,000)	0.11
Forfeited	(868,054)	0.26
Granted	697,129	0.12

Outstanding—December 31, 2007	8,200,248	0.21

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following table summarizes information about the stock options outstanding as at December 31, 2007:

Exercise Prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life
$0.03 – $0.29	7,642,154	6,940,241	5.63
$0.66 – $0.78	295,469	295,469	0.98
$1.13 – $1.82	89,725	89,725	2.36
$2.19 – $2.75	147,200	147,200	1.16
$3.63 – $5.00	25,700	25,700	1.13

Total	8,200,248	7,498,335

The weighted-average fair value of stock options granted during the years ended December 31, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	December 31,
	2006	2005
Risk-free interest rate (approximately)	5%	5%
Dividend yield	0%	0%
Volatility factor of the expected market price of Common Stock (average)	134%	118%
Average life years	10	10

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

At December 31, 2007, the aggregate intrinsic value of options outstanding was $81,000. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.11 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. At December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $93,000. For the years ended December 31, 2007 and 2006, the Company stock-based compensation expense related to stock options was $108,500 and $165,000, respectively.

Restricted Stock

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

shares of restricted stock (equal to 1% of the Company’s outstanding common stock on the date of grant), with a value of $0.11 per share, one-half of which vested six months from the effective date of the agreement and one-half vested on the first anniversary of the effective date.

NOTE 9—INCOME TAXES

At December 31, 2007, the Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at December 31, 2007 is approximately $11.6 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax expense for the years ended December 31, 2007 and 2006 is comprised of state taxes which are not based on earnings. No other income taxes were recorded on the earnings in 2007 as a result of the utilization of the carryforwards. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2007, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards	$4,650,000
Allowance for bad debts	20,000
Amortization of intangibles	800,000

Subtotal	5,470,000
Less valuation allowance	(5,470,000)

Balance	$—

NOTE 10—RETIREMENT PLANS

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Commencing in 2006, the Company elected to make 401(k) matching contributions discretionary, but no matching contributions were made by the Company for the years ended December 31, 2007 and 2006.

NOTE 11—SEGMENT INFORMATION

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

For the years ended December 31, 2007 and 2006, substantially all the Company’s operations were domestic.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and operating facilities under non-cancelable operating leases, expiring at various dates through December 2010. The office leases contain real estate tax and operating escalations.

Rent expense is included in general and administrative expenses in the consolidated statement of operations. The rentals under these leases are recorded for financial accounting purposes on a straight-line basis. Accrued future rentals give effect to both future scheduled increases and certain concessions at lease inception.

The Company also leases office equipment under non-cancelable operating leases, expiring at various times through March 2011.

Future minimum lease payments under operating leases are as follows:

Year ending December 31,
2008	$440,549
2009	243,341
2010	113,854
2011	1,243

Total minimum lease payments	$798,987

For the years ended December 31, 2007 and 2006, rent expense was approximately $489,000 and 569,000, respectively.

Employment Agreements

On December 3, 2007, enherent Corp. (the “Company”) entered into the First Amendment to Employment Agreement by and between the Company and Pamela A. Fredette, President and Chief Executive Officer of the Company, pursuant to which the term of Ms. Fredette’s employment was extended from March 31, 2008 to March 31, 2010, subject thereafter to automatic annual renewals absent notice of termination by the Company or Ms. Fredette. Ms. Fredette’s annual base-salary is approximately $375,000.

As of December 31, 2007, the Company had an employment agreement with another executive officer with a one-year term that renews automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal.

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Litigation

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims, the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 14—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company charged to operations $60,000 annually for consulting services performed by the Vice Chairman of the Company.

INDEX TO EXHIBITS

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.4 —	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.5 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.6 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

Item No.	Description
10.7 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.8 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.9 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.10 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.11 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.12 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.13 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.14 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.15 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.16 —	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.17 —	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.18 —	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.19 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.20 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

E-2

Item No.	Description
*10.21 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.22 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.24 —	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2006).

10.25 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.26 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

*10.27 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (filed herewith).

14.1 —	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

21.1 —	List of Subsidiaries (filed herewith).

23.1 —	Consent of Cornick, Garber & Sandler, LLP, dated March , 2007 (filed herewith).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3