Form 10-Q
period 2008-03-31
ENHERENT CORP
filed 2008-05-14
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Larger Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 8, 2008
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,288,697	$1,121,694
Accounts receivable, net	4,461,418	3,844,726
Prepaid expenses and other current assets	138,964	143,981

Total current assets	5,889,079	5,110,401
Furniture, equipment and improvements, net	200,428	179,794
Goodwill	4,334,278	4,334,278
Other intangibles, net	200,000	225,000
Deferred financing costs, net	246,332	280,986
Other assets	41,833	41,833

TOTAL	$10,911,950	$10,172,292

LIABILITIES
Current liabilities:
Revolving credit facility	$3,296,552	$2,824,691
Current portion of long-term debt	706,180	577,311
Accounts payable and accrued expenses	3,097,392	2,884,320
Deferred revenue	166,615	169,647
Accrued compensation and benefits	1,014,603	1,005,359

Total current liabilities	8,281,342	7,461,328
Long-term liabilities:
Long-term debt, net of current portion above	2,781,968	2,956,189

Total liabilities	11,063,310	10,417,517

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 as of March 31, 2008 and December 31, 2007	52,376	52,376
Additional paid-in capital	27,637,974	27,616,974
Accumulated deficit	(27,841,710)	(27,914,575)

Total capital deficiency	(151,360)	(245,225)

TOTAL	$10,911,950	$10,172,292

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Service revenue	$6,442,132	$7,149,806
Equipment and software revenue	603,047	397,707

Total revenues	7,045,179	7,547,513

Cost of revenues:
Cost of services	4,997,769	5,593,578
Cost of equipment and software	529,755	246,332

Cost of revenues	5,527,524	5,839,910

Gross profit	1,517,655	1,707,603

Operating expenses:
Selling, general and administrative	1,222,437	1,426,110
Depreciation and amortization expense	85,612	63,690

Total operating expenses	1,308,049	1,489,800

Operating income	209,606	217,803
Interest expense	(132,880)	(164,897)

Income before income taxes	76,726	52,906
Provision for income taxes	(3,861)	(3,000)

NET INCOME	$72,865	$49,906

Basic net income per share	$0.00	$0.00

Number of shares used in computing basic net income per share	52,375,653	50,661,451

Diluted net income per share	$0.00	$0.00

Number of shares used in computing diluted net income per share	53,005,111	51,150,417

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income	$72,865	$49,906
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	85,612	63,690
Stock based compensation	21,000	49,000
Bad debt expense	—	5,000
Deferred revenue	(3,032)	44,352
Changes in assets and liabilities:
Accounts receivable	(616,692)	(257,429)
Prepaid expenses and other current assets	5,017	46,435
Other assets	—	(1,315)
Accounts payable, accrued expense and accrued compensation and benefits	222,316	(637,673)

Net cash used for operating activities	(212,914)	(638,034)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(33,712)	(1,732)

Net cash used for investing activities	(33,712)	(1,732)

Cash flows from financing activities:
Net proceeds under revolving loan	471,861	675,926
Principal payments on notes payable and capital lease obligations	(58,232)	(40,028)

Net cash provided by financing activities	413,629	635,898

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,003	(3,868)
Cash and cash equivalents – January 1,	1,121,694	631,656

CASH AND CASH EQUIVALENTS – March 31,	$1,288,697	$627,788

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98,755	$123,348

Income taxes	$6,005	$3,213

Noncash investing and financing transactions:
Equipment acquired under capital leases	$12,880	$—

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2.	Income Per Share:

Basic net income per share is based on the average number of shares outstanding during the period, while fully-diluted net income per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock.

The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$72,865	$49,906

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	50,661,451
Diluted	53,005,111	51,150,417
Basic income per share	$0.00	$0.00
Diluted income per share	$0.00	$0.00

3.	Stock-Based Compensation:

The Company accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2008	2007
Risk-free interest rate	3.74%	4.75%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	102%	67%
Weighted average expected life of options	10 years	10 years

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

The Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at March 31, 2008 is approximately $11.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax expense for the three months ended March 31, 2008 and 2007 is comprised of state taxes which are not based on earnings. No other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

6.	Subsequent Event:

Subsequent to the date of the financial statements, the Company issued to employees ten-year options to purchase a total of 975,000 shares of the Company’s common stock at an exercise price of $0.076 per share. The Company also issued to a consultant, two five-year options for 500,000 shares each for an aggregate of 1,000,000 shares at an exercise price of $0.09 per share. Additionally, in connection with a joint marketing agreement, the Company issued a two-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.09 per share. The option prices were determined based on the fair value of the Company’s common stock on the dates of the awards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and an understanding of the operations and financial condition of enherent Corp. (the “Company”). This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

enherent is an IBM premier business partner. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of IBM products. enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions. enherent purchases equipment products for resale from Arrow Electronics, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs.

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

Fixed Assets

Fixed assets are stated at cost, and depreciation of furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in any of the periods presented herein.

Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001, however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002. The Company’s goodwill and other intangibles were evaluated for impairment as of March 31, 2008. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the

Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at March 31, 2008 was approximately $11.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three months ended March 31, 2008 and 2007, except for certain state and local taxes which are not based on current earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the three months ended March 31, 2008 and 2007.

Results of Operations:

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Service Revenues:

Service revenues decreased 9.9 % to $6.4 million for the three months ended March 31, 2008 from $7.1 million for the three months ended March 31, 2007. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy. In addition, since January 2008, one of the Company’s largest customers has not been using the Company to fill its new staffing needs. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

Gross profit from service revenues decreased 7.2% to $1.4 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 22.4 % for the three months ended March 31, 2008 from 21.8% for the three months ended March 31, 2007. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements.

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

Equipment and software revenues increased 51.6 % to $603,000 for the three months ended March 31, 2008 from $398,000 for the three months ended March 31, 2007. The increase in equipment and software revenues was attributable primarily to the fact that none of the revenues for the three months ended March 31, 2008 were derived from clients utilizing third party leasing arrangements, where only the net profit on the transaction is recorded as revenue.

Gross profit from equipment and software revenues decreased 51.6% to $73,000 for the three-month period ended March 31, 2008 from $151,000 for the three-month period ended March 31, 2007. The decrease in gross profit was attributable primarily due to lower net commission revenues.

Gross profit as a percentage of equipment and software revenues decreased to 12.2% for the three months ended March 31, 2008 from 38.1% for the three months ended March 31, 2007, as a result of no clients utilizing third party leasing arrangements and a decline in vendor rebates and incentive program fees.

Operating Expenses:

Operating expenses decreased 12.2% to $1.3 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling and recruiting payroll costs, general and administrative payroll costs and other operating expenses during the three months ended March 31, 2008.

Interest Expense:

Interest expense decreased 19.4% to $133,000 for the three months ended March 31, 2008 from $165,000 for the three months ended March 31, 2007. The decrease was due primarily to reductions in the average balance on the revolving line of credit and long term debt obligations.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income increased to $73,000 for the three months ended March 31, 2008 from a net income of $50,000 for the three months ended March 31, 2007. The change in net income was due primarily to the interest expense reduction during the three months ended March 31, 2008.

Net Income Per Share:

The net income per share data for the three-month periods ended March 31, 2008 and 2007 was based on the Company’s average outstanding shares for the quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

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

On September 6, 2007, the Company and Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Amendment”) that further amended the Amended Credit Agreement. The Amendment: (a) decreased the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extended the revolving loan maturity date under the Financing Agreement from April 1, 2008 to April 1, 2009.

The loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The Amended Credit Agreement requires that the Company maintain certain financial covenants.

At March 31, 2008 and December 31, 2007, the revolving credit facility balance outstanding was $3,297,000 and $2,825,000, respectively.

Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010. At March 31, 2008 and December 31, 2007, the outstanding principal balance of the Term Loan B was $1,487,000.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. At March 31, 2008 and December 31, 2007, the outstanding principal balance on the three notes was $1,412,000.

According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate is increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note. Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. At March 31, 2008 and December 31, 2007, the outstanding principal balance on the fourth note was $75,000 and $122,000, respectively.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At March 31, 2008 and December 31, 2007, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

Cash and cash equivalents were $1,289,000 at March 31, 2008 compared to $1,122,000 at December 31, 2007.

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

Cash flow used for operations was $213,000 during the three months ended March 31, 2008. The use of cash for operations during the three months ended March 31, 2008 resulted primarily from an increase in accounts receivable, which was partly offset by an increase in accounts payable. Cash flow used for operations was $638,000 during the three months ended March 31, 2007. The use of cash during the three months ended March 31, 2007 was due primarily to a reduction in the Company’s trade payables, as well as an increase in accounts receivable.

Cash used in investing activities for the three-month period ended March 31, 2008 was $34,000 related to the purchase of computers and office equipment. Cash used in investing activities for the three-month period ended March 31, 2007 was $2,000 relating to computers, software upgrades and office equipment.

Cash provided by financing activities for the three months ended March 31, 2008 was $414,000, consisting of net proceeds from the revolving credit facility of $472,000, offset by principal repayments of long-term debt and capital leases of $58,000. Cash provided by financing activities for the three months ended March 31, 2007 was $636,000, consisting of net proceeds from the revolving credit facility of $676,000, offset by principal repayments of long term debt and capital leases of $40,000.

The Company’s accounts receivable were $4.5 million at March 31, 2008 and $3.8 million at December 31, 2007, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 57 days as of March 31, 2008 and 46 days as of December 31, 2007. The increase in DSO was primarily the result of slower collections during the three-month period ended March 31, 2008 from certain customers.

Inflation did not have a material impact on enherent’s revenue or income from operations.

The Company’s working capital deficiency was $2.4 million as of March 31, 2008 and December 31, 2007.

Off-Balance Sheet Arrangement:

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

Forward-looking and Cautionary Statements:

This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include information about possible or assumed future results of enherent’s operations. Statements made in this SEC filing that are qualified with words such as “anticipates,” “would”, “believes,” “expects,” “estimate,” “predict,” “plan,”, “project,” “will,” “should,” “intend” and similar expressions as they relate to enherent or its management are intended to identify such forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; and (v) other risks and uncertainties discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007, as well as in any subsequent Company filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the period ended March 31, 2008, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and VP of Finance, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

enherent Corp.

DATE May 14, 2008	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE May 14, 2008	BY:	/s/ Arunava De
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.4 —	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.5 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.6 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

Item No.	Description
10.7 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.8 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.9 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.10 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.11 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.12 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.13 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.14 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.15 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.16 —	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.17 —	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.18 —	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.19 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.20 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

E-2

Item No.	Description
*10.21 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.22 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.24 —	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2006).

10.25 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.26 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

*10.27 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.28 —	Agreement by and between the Company and Thomas Minerva dated as of January 2, 2007 (filed herewith).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3