Form 10-Q
period 2008-06-30
ENHERENT CORP
filed 2008-08-14
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23315

enherent Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware	No. 13-3914972
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

33 Wood Avenue South, Suite 400

Iselin, NJ 08830

(Address of Principal Executive Offices)

(732) 603-3859

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

Larger Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 8, 2008
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,455,249	$1,121,694
Accounts receivable, net	4,656,969	3,844,726
Prepaid expenses and other current assets	327,997	143,981

Total current assets	6,440,215	5,110,401
Furniture, equipment and improvements, net	179,547	179,794
Goodwill	4,334,278	4,334,278
Other intangibles, net	175,000	225,000
Deferred financing costs, net	211,679	280,986
Other assets	40,370	41,833

TOTAL	$11,381,089	$10,172,292

LIABILITIES
Current liabilities:
Revolving credit facility	$3,419,418	$2,824,691
Current portion of long-term debt	656,485	577,311
Accounts payable and accrued expenses	3,562,137	2,884,320
Deferred revenue	124,744	169,647
Accrued compensation and benefits	1,105,307	1,005,359

Total current liabilities	8,868,091	7,461,328
Long-term liabilities:
Long-term debt, net of current portion above	2,564,289	2,956,189

Total liabilities	11,432,380	10,417,517

CAPITAL DEFICIENCY
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding –52,375,653 as of June 30, 2008 and December 31, 2007	52,376	52,376
Additional paid-in capital	27,698,974	27,616,974
Accumulated deficit	(27,802,641)	(27,914,575)

Total capital deficiency	(51,291)	(245,225)

TOTAL	$11,381,089	$10,172,292

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Service revenue	$6,307,124	$7,373,538	$12,749,256	$14,523,344
Equipment and software revenue	889,426	1,108,273	1,492,473	1,505,980

Total revenue	7,196,550	8,481,811	14,241,729	16,029,324

Cost of revenues:
Cost of services	4,753,304	5,681,184	9,751,073	11,274,762
Cost of equipment and software	738,015	1,002,472	1,267,770	1,248,804

Cost of revenues	5,491,319	6,683,656	11,018,843	12,523,566

Gross profit	1,705,231	1,798,155	3,222,886	3,505,758

Operating expenses:
Selling, general and administrative	1,438,776	1,413,869	2,661,213	2,839,979
Depreciation and amortization expense	85,972	65,876	171,584	129,566

Total operating expenses	1,524,748	1,479,745	2,832,797	2,969,545

Operating income	180,483	318,410	390,089	536,213
Interest expense	(147,345)	(175,530)	(280,225)	(338,427)

Income before income taxes	33,138	144,880	109,864	197,786
Income tax (provision) credit	5,931	(3,246)	2,070	(6,246)

NET INCOME	$39,069	$141,634	$111,934	$191,540

Basic net income per share	$0.00	$0.00	$0.00	$0.00

Number of shares used in computing basic net income per share	52,375,653	50,661,451	52,375,653	50,661,451

Diluted net income per share	$0.00	$0.00	$0.00	$0.00

Number of shares used in computing diluted net income per share	53,090,201	51,375,409	53,075,948	51,262,355

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income	$111,934	$191,540
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	171,584	129,566
Stock based compensation	82,000	85,000
Bad debt expense	—	5,000
Deferred revenue	(44,903)	56,368
Changes in assets and liabilities:
Accounts receivable	(812,243)	(1,126,721)
Prepaid expenses and other current assets	(184,016)	(161,886)
Other assets	1,463	(10,457)
Accounts payable, accrued expense and accrued compensation and benefits	777,765	342,918

Net cash provided by (used in) operating activities	103,584	(488,672)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(35,875)	(46,450)

Net cash used in investing activities	(35,875)	(46,450)

Cash flows from financing activities:
Net proceeds under revolving loan	594,727	818,188
Principal payments on notes payable and capital lease obligations	(328,881)	(131,502)

Net cash provided by financing activities	265,846	686,686

NET INCREASE IN CASH AND CASH EQUIVALENTS	333,555	151,564
Cash and cash equivalents – January 1,	1,121,694	631,656

CASH AND CASH EQUIVALENTS – June 30,	$1,455,249	$783,220

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$215,406	$296,348

Income taxes	$8,450	$7,949

Noncash investing and financing transactions:
Equipment acquired under capital leases	$16,155	$35,403

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$39,069	$141,634	$111,934	$191,540

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	50,661,451	52,375,653	50,661,451
Diluted	53,090,201	51,375,409	53,075,948	51,262,355
Basic income (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share	$0.00	$0.00	$0.00	$0.00

3.	Stock-Based Compensation:

On May 22, 2008, the Company’s stockholders approved an amendment and restatement of the Company’s 2005 Stock Incentive Plan (the “Plan”). The purpose of the amendment and restatement of the Plan was to increase the number of shares of common stock (“Shares”) that will be reserved for issuance under the Plan to 9,000,000. Before the amendment and restatement of the Plan, the number of Shares reserved under the Plan was 4,000,000, and 238,681 Shares were available for issuance under the Plan as of April 9, 2008. As a result of the approval of the amendment and restatement of the Plan, the number of Shares reserved for issuance under the Plan has increased by 5,000,000.

On April 1, 2008, the Company issued to employees ten-year options to purchase a total of 975,000 shares of the Company’s common stock at an exercise price of $0.076 per share. The Company also issued to a consultant, two five-year options for 500,000 shares each for an aggregate of 1,000,000 shares at an exercise price of $0.09 per share. Additionally, in connection with a joint marketing agreement, the Company issued a two-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.09 per share. The option prices were determined based on the fair value of the Company’s common stock on the dates of the awards. On May 22, 2008, the Company issued to Board Members ten-year options to purchase a total of 200,000 shares of the of the Company’s common stock at an exercise price of $0.08 per share. During July 2008, the Company cancelled one of the five-year options for 500,000 shares issued to a consultant and the two-year option for 500,000 shares issued in connection with the joint marketing agreement.

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

In determining the estimated fair value of its stock options as of the date of grant, the Company used the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2008	2007
Risk-free interest rate	3.74%	5.0%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	102-112%	54%
Weighted average expected life of options	10 years	10 years

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

The Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at June 30, 2008 was approximately $11.4 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

The income tax credits for three and six months ended June 30, 2008 includes the benefit of prior years state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. Income tax expense for the three and six months ended June 30, 2007 was comprised of state taxes which are not based on earnings. No other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

Overview

enherent is an information technology services firm with a primary focus of providing clients with: (a) consultative resources including technology staffing; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, advanced analytics, enterprise content management, infrastructure solutions and application services. Our consultative resource services allow clients to use enherent consultants to address strategic technology resource demands. Our solutions services offerings combine project management, technical and industry expertise, and as required, software product licenses and computer equipment to deliver business value. enherent’s core competencies are project management, business requirements definition, technical application, data architecture, system design, application code development, test strategy, planning, execution and deployment.

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

enherent’s principal offices are located at 33 Wood Avenue South, Suite 400, Iselin, New Jersey 08830 and its client base is concentrated in Connecticut, New York and New Jersey.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at June 30, 2008 was approximately $11.4 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three and six months ended June 30, 2008 and 2007, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Service Revenues:

Service revenues decreased 12.2 % to $12.7 million for the six months ended June 30, 2008 from $14.5 million for the six months ended June 30, 2007. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy. In addition, since January 2008, one of the Company’s largest customers has not been using the Company to fill its new staffing needs. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

Gross profit from service revenues decreased 7.7% to $3.0 million for the six months ended June 30, 2008 from $3.2 million for the six months ended June 30, 2007. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 23.5% for the six months ended June 30, 2008 from 22.4% for the six months ended June 30, 2007. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements.

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

Equipment and software revenues remained relatively consistent at approximately $1.5 million for the six months ended June 30, 2008 and June 30, 2007.

Gross profit from equipment and software revenues decreased 12.6% to $225,000 for the six-month period ended June 30, 2008 from $257,000 for the six-month period ended June 30, 2007. The decrease in gross profit was attributable primarily to lower net commission revenues.

Gross profit as a percentage of equipment and software revenues decreased to 15.1% for the six months ended June 30, 2008 from 17.1% for the six months ended June 30, 2007, as a result of clients not utilizing third party leasing arrangements and a decline in vendor rebates and incentive programs.

Operating Expenses:

Operating expenses decreased 4.6% to $2.8 million for the six months ended June 30, 2008 from $3.0 million for the six months ended June 30, 2007. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in selling and recruiting payroll costs and general and administrative payroll costs, partially offset by increases in other operating expenses during the six months ended June 30, 2008.

Interest Expense:

Interest expense decreased 17.2% to $280,000 for the six months ended June 30, 2008 from $338,000 for the six months ended June 30, 2007. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long term debt obligations.

Provision for Income Taxes:

The income tax credit for six months ended June 30, 2008 includes the benefit of prior years state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income decreased to $112,000 for the six months ended June 30, 2008 from $191,000 for the six months ended June 30, 2007. The change in net income was due primarily to the decrease in gross profit from service revenues, which was partially offset by a reduction in operating expenses during the six months ended June 30, 2008.

Net Income Per Share:

The net income per share data for the six-month period ended June 30, 2007 is based on the Company’s average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service Revenues:

Service revenues decreased 14.5 % to $6.3 million for the three months ended June 30, 2008 from $7.4 million for the three months ended June 30, 2007. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy. In addition, since January 2008, one of the Company’s largest customers has not been using the Company to fill its new staffing needs. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

Gross profit from service revenues decreased 8.2% to $1.6 million for the three months ended June 30, 2008 from $1.7 million for the three months ended June 30, 2007. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 24.6 % for the three months ended June 30, 2008 from 23.0% for the three months ended June 30, 2007. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements.

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

Equipment and software revenues decreased 19.8 % to $889,000 for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. The decrease in equipment and software revenues was attributable primarily to clients’ deferring certain hardware and software purchases targeted by the Company for the second quarter of 2008.

Gross profit from equipment and software revenues increased 43.1% to $151,000 for the three-month period ended June 30, 2008 from $106,000 for the three-month period ended June 30, 2007. The increase in gross profit was attributable primarily to higher net commission revenues.

Gross profit as a percentage of equipment and software revenues increased to 17.0% for the three months ended June 30, 2008 from 9.6% for the three months ended June 30, 2007. The increase in gross profit was attributable primarily to higher net commission revenues.

Operating Expenses:

Operating expenses remained relatively consistent at approximately $1.5 million for the three months ended June 30, 2008 and June 30, 2007.

Interest Expense:

Interest expense decreased 15.1% to $147,000 for the three months ended June 30, 2008 from $174,000 for the three months ended June 30, 2007. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long term debt obligations.

Provision for Income Taxes:

The income tax credit for three months ended June 30, 2008 includes the benefit of prior years state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income decreased to $39,000 for the three months ended June 30 2008 from a net income of $142,000 for the three months ended June 30, 2007.

Net Income Per Share:

The net income per share data for the three-month periods ended June 30, 2008 and 2007 was based on the Company’s average outstanding shares for the quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

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

At June 30, 2008 and December 31, 2007, the revolving credit facility balance outstanding was $3,419,000 and $2,825,000, respectively.

Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010. At June 30, 2008 and December 31, 2007, the outstanding principal balance of the Term Loan B was $1,275,000 and $1,487,000 respectively. As a result of the Company paying the Term Loan B semi-annual installment of $212,500 on April 1, 2008, the Company was unable to meet the Fixed Charge Coverage Ratio covenant in the Amended Credit Agreement for the three-month period ended June 30, 2008. Ableco has agreed to waive the Fixed Charge Coverage Ratio covenant for the period ended June 30, 2008 and for the remainder of 2008. In consideration of this waiver, the Company has agreed to pay Ableco a fee of $10,000 and to make the next semi-annual installment payment on Term Loan B by August 1, 2008. The Company intends to make this installment payment, which would have otherwise been due on October 1, 2008, by using existing liquidity, including the current availability under the revolving credit facility.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. At June 30, 2008 and December 31, 2007, the outstanding principal balance on the three notes was $1,412,000.

According to the terms of the fourth note in the principal amount of $188,000, no interest is charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate is increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note. Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note will not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. At June 30, 2008 and December 31, 2007, the outstanding principal balance on the fourth note was $27,000 and $122,000, respectively.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At June 30, 2008 and December 31, 2007, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

Cash and cash equivalents were $1,455,000 at June 30, 2008 compared to $1,122,000 at December 31, 2007.

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

Cash flow provided by operations was $104,000 during the six months ended June 30, 2008. The cash provided by operations during the six months ended June 30, 2008 resulted primarily from earnings from operations after adding back non-cash charges less cash used related to an increase in accounts receivable.

Cash used in investing activities for the six-month period ended June 30, 2008 was $36,000 related to the purchase of computers and office equipment.

Cash provided by financing activities for the six months ended June 30, 2008 was $269,000, consisting of net proceeds from the revolving credit facility of $595,000, offset by principal repayments of long-term debt and capital leases of $329,000.

The Company’s accounts receivable were $ 4.7 million at June 30, 2008 and $3.8 million at December 31, 2007, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 59 days as of June 30, 2008 and 46 days as of December 31, 2007. The increase in DSO was primarily the result of slower collections during the six-month period ended June 30, 2008 from certain customers.

Inflation did not have a material impact on enherent’s revenue or income from operations.

The Company’s working capital deficiency was $2.4 million as of June 30, 2008 and December 31, 2007.

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

For the period ended June 30, 2008, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first six months of fiscal 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company amended its consulting agreement with Network 1 Financial Services, Inc. (“Network 1”), as of April 1, 2008. Pursuant to this amendment and in consideration of services to be provided by Network 1 thereunder, the Company agreed to issue to Network 1, or its designee, two five-year options for 500,000 shares each to purchase an aggregate of 1,000,000 of the Company’s common stock at an exercise price of $0.09 per share. Subsequently, in July 2008, the Company canceled one of these options. The options issued pursuant to the amendment were issued by the Company in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In connection with a joint marketing agreement that the Company entered into with IxReveal, Inc. (“IxReveal”), as of April 1, 2008, the Company issued to IxReveal, in consideration for its commitments under the joint marketing agreement, a two-year option to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.09 per share. This option was issued by the Company in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended. Subsequently, in July 2008, the joint marketing agreement and the option to purchase 500,000 shares were terminated.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 22, 2008. Pamela Fredette and William J. Cary were elected as Class II directors at the annual meeting with a term expiring in 2011.

Director Election Results.

Class II Directors	Affirmative Votes	Withheld Votes
Pamela Fredette	37,861,184	1,742,949
William J. Cary	37,948,740	1,655,393

Other directors whose terms continued after the annual meeting and their term expiration date:

Director	Term
Faith Griffin	Expires 2009
Douglas Mellinger	Expires 2010
Thomas Minerva	Expires 2010

The only other matter voted upon by the Company’s stockholders at the 2008 Annual Meeting was a proposal to amend and restate the enherent Corp. 2005 Stock Incentive Plan. The proposal was adopted when holders of 23,057,663 shares voted for this proposal; holders of 898,292 shares voted against this proposal and holders of 332,282 shares abstained or did not vote with respect to this proposal.

Item 5.	Other information

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 14, 2008	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE August 14, 2008	BY:	/s/ Arunava De
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Employment Agreement dated April 1, 2005 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.4 —	Employment Agreement dated April 1, 2005 between Roger DiPiano and the Company (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.5 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.6 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

Item No.	Description
10.7 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.8 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.9 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.10 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.11 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.12 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.13 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.14 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.15 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.16 —	Employment Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.17 —	Restricted Stock Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.18 —	Stock Option Award Agreement between the Company and Karl Brenza executed on August 15, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 19, 2005).

*10.19 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.20 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

E-2

Item No.	Description
*10.21 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.22 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008 (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

10.24 —	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2006).

10.25 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.26 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

*10.27 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.28 —	Agreement by and between the Company and Thomas Minerva dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3