Form 10-Q
period 2008-09-30
ENHERENT CORP
filed 2008-11-14
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Larger Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 10, 2008
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,078,410	$1,121,694
Accounts receivable, net	5,706,002	3,844,726
Prepaid expenses and other current assets	222,173	143,981

Total current assets	7,006,585	5,110,401
Furniture, equipment and improvements, net	177,223	179,794
Goodwill	4,334,278	4,334,278
Other intangibles, net	150,000	225,000
Deferred financing costs, net	177,025	280,986
Other assets	40,370	41,833

TOTAL	$11,885,481	$10,172,292

LIABILITIES
Current liabilities:
Revolving credit facility	$3,173,380	$2,824,691
Current portion of long-term debt	592,828	577,311
Accounts payable and accrued expenses	4,545,347	2,884,320
Deferred revenue	192,035	169,647
Accrued compensation and benefits	967,201	1,005,359

Total current liabilities	9,470,791	7,461,328
Long-term liabilities:
Long-term debt, net of current portion above	2,386,196	2,956,189

Total liabilities	11,856,987	10,417,517

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 as of September 30, 2008 and December 31, 2007	52,376	52,376
Additional paid-in capital	27,731,974	27,616,974
Accumulated deficit	(27,755,856)	(27,914,575)

Total stockholders’ equity (deficiency)	28,494	(245,225)

TOTAL	$11,885,481	$10,172,292

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Service revenue	$5,406,778	$6,861,204	$18,156,034	$21,384,548
Equipment and software revenue	2,204,099	248,055	3,696,572	1,754,035

Total revenue	7,610,877	7,109,259	21,852,606	23,138,583

Cost of revenues:
Cost of services	4,151,105	5,239,716	13,902,178	16,514,478
Cost of equipment and software	1,807,518	211,152	3,075,288	1,459,956

Cost of revenues	5,958,623	5,450,868	16,977,466	17,974,434

Gross profit	1,652,254	1,658,391	4,875,140	5,164,149

Operating expenses:
Selling, general and administrative	1,367,539	1,294,831	4,028,752	4,134,810
Depreciation and amortization expense	86,804	89,893	258,388	219,459

Total operating expenses	1,454,343	1,384,724	4,287,140	4,354,269

Operating income	197,911	273,667	588,000	809,880
Interest expense	(146,709)	(167,030)	(426,934)	(505,457)

Income before income taxes	51,202	106,637	161,066	304,423
Income tax provision	(4,417)	(3,989)	(2,347)	(10,235)

NET INCOME	$46,785	$102,648	$158,719	$294,188

Basic net income per share	$0.00	$0.00	$0.00	$0.01

Number of shares used in computing basic net income per share	52,375,653	51,660,165	52,375,653	50,998,014

Diluted net income per share	$0.00	$0.00	$0.00	$0.01

Number of shares used in computing diluted net income per share	52,909,092	52,904,448	53,059,959	51,711,420

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income	$158,719	$294,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	258,388	219,459
Stock based compensation	115,000	131,000
Bad debt expense	50,000	5,000
Deferred revenue	22,388	21,350
Changes in assets and liabilities:
Accounts receivable	(1,911,276)	210,448
Prepaid expenses and other current assets	(78,192)	(136,775)
Other assets	1,463	(10,457)
Accounts payable, accrued expense and accrued compensation and benefits	1,622,869	(449,738)

Net cash provided by operating activities	239,359	284,475

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(54,582)	(76,407)

Net cash used in investing activities	(54,582)	(76,407)

Cash flows from financing activities:
Payment of deferred financing costs	—	(71,811)
Proceeds received from exercised stock options	—	4,600
Net proceeds under revolving loan	348,689	735,419
Principal payments on notes payable and capital lease obligations	(576,750)	(181,716)

Net cash (used in) provided by financing activities	(228,061)	486,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,284)	694,560
Cash and cash equivalents – January 1,	1,121,694	631,656

CASH AND CASH EQUIVALENTS – September 30,	$1,078,410	$1,326,216

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$329,401	$486,250

Income taxes	$11,091	$698

Noncash investing and financing transactions:
Equipment acquired under capital leases	$22,274	$44,813

Restricted stock issued for debt extension	—	$200,000

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$46,785	$102,648	$158,719	$294,188

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	51,660,165	52,375,653	50,998,014
Diluted	52,909,092	52,904,448	53,059,959	51,711,420
Basic income per share	$0.00	$0.00	$0.00	$0.01
Diluted income per share	$0.00	$0.00	$0.00	$0.01

3.	Stock-Based Compensation:

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

In determining the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	4.68%	5.0%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	102-112%	47%
Weighted average expected life of options	10 years	10 years

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

5.	Long Term Debt:

As a result of the Company paying the Term Loan B semi-annual installment of $212,500 on April 1, 2008, the Company was unable to meet the Fixed Charge Coverage Ratio covenant in the Amended Credit Agreement for the three-month period ended June 30, 2008. Ableco agreed to waive the Fixed Charge Coverage Ratio covenant for the period ended June 30, 2008 and for the remainder of 2008. In consideration of this waiver, the Company agreed to pay Ableco a fee of $10,000 and to make the next semi-annual installment payment on Term Loan B by August 1, 2008. The Company made this installment payment, which would have otherwise been due on October 1, 2008, by using existing liquidity, including the current availability under the revolving credit facility. At September 30, 2008 and December 31, 2007, the outstanding principal balance of the Term Loan B was $1,062,000 and $1,487,000 respectively.

6.	Income Taxes:

The Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at September 30, 2008 was approximately $11.2 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

The income tax provision for the nine months ended September 30, 2008 is stated net of the benefit of prior years state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. Income tax expense for the three months ended September 30, 2008 was comprised of state taxes which are not based on earnings. No other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2018. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at September 30, 2008 was approximately $11.2 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three and nine months ended September 30, 2008 and 2007, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Service Revenues:

Service revenues decreased 15.1% to $18.2 million for the nine months ended September 30, 2008 from $21.4 million for the nine months ended September 30, 2007. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy. In addition, since January 2008, one of the Company’s largest customers has not been using the Company to fill its new staffing needs. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

Gross profit from service revenues decreased 12.7% to $4.3 million for the nine months ended September 30, 2008 from $4.9 million for the nine months ended September 30, 2007. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 23.4% for the nine months ended September 30, 2008 from 22.8% for the nine months ended September 30, 2007. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements.

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

Equipment and software revenues increased 112% to $3.7 million for the nine months ended September 30, 2008 from $1.8 million for the nine months ended September 30, 2007. The increase in equipment and software revenues was attributable primarily to the Company closing several hardware transactions with one customer totaling $2.0 million during the current quarter.

Gross profit from equipment and software revenues increased 111% to $621,000 for the nine-month period ended September 30, 2008 from $294,000 for the nine-month period ended September 30, 2007. The increase in gross profit was attributable primarily to the increase in hardware and software sales during the nine-month period ended September 30, 2008.

Gross profit as a percentage of equipment and software revenues remained relatively consistent at 16% for the nine months ended September 30, 2008 and September 30, 2007.

Operating Expenses:

Operating expenses decreased 1.5% to $4.3 million for the nine months ended September 30, 2008 from $4.4 million for the nine months ended September 30, 2007. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in start up costs of approximately $385,000 in developing our entry into the Text Analytics Solutions Market during the nine months ended September 30, 2008.

Interest Expense:

Interest expense decreased 15.5% to $427,000 for the nine months ended September 30, 2008 from $505,000 for the nine months ended September 30, 2007. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long term debt obligations.

Provision for Income Taxes:

The income tax provision for nine months ended September 30, 2008 is stated net of the benefit of prior years’ state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year that are not based on earnings. Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income decreased to $159,000 for the nine months ended September 30, 2008 from $294,000 for the nine months ended September 30, 2007. The change in net income was due primarily to the decrease in gross profit from service revenues, which was partially offset by the increase in gross profit from equipment and software revenue and a reduction in operating expenses during the nine months ended September 30, 2008.

Net Income Per Share:

The net income per share data for the nine-month period ended September 30, 2008 is based on the Company’s average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Service Revenues:

Service revenues decreased 21.2% to $5.4 million for the three months ended September 30, 2008 from $6.9 million for the three months ended September 30, 2007. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy. In addition, since January 2008, one of the Company’s largest customers has not been using the Company to fill its new staffing needs. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

Gross profit from service revenues decreased 22.6% to $1.3 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers.

Gross profit as a percentage of service revenues decreased to 23.2% for the three months ended September 30, 2008 from 23.6% for the three months ended September 30, 2007. The decrease in gross profit percentage was attributable primarily to lower bill rates on certain time and material based client engagements.

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

Equipment and software revenues increased 789% to $2.2 million for the three months ended September 30, 2008 from $248,000 for the three months ended September 30, 2007. The increase in equipment and software revenues was attributable primarily to the Company closing several hardware and software sales with one customer totaling $2.0 million during the quarter.

Gross profit from equipment and software revenues increased 975% to $397,000 for the three-month period ended September 30, 2008 from $37,000 for the three-month period ended September 30, 2007. The increase in gross profit was attributable primarily to the increase in hardware and software sales closed during the quarter with one customer.

Gross profit as a percentage of equipment and software revenues increased to 18.0% for the three months ended September 30, 2008 from 14.9% for the three months ended September 30, 2007. The increase in gross profit was attributable primarily to the Company’s sales personnel closing equipment sales at higher margins.

Operating Expenses:

Operating expenses increased by 5% to $1.5 million for the three months ended September 30, 2008 from $1.4 million for three months ended September 30, 2007. The increase was due primarily to an increase in professional fees and bad debt reserves during the three months ended September 30, 2008.

Interest Expense:

Interest expense decreased 12.2% to $147,000 for the three months ended September 30, 2008 from $167,000 for the three months ended September 30, 2007. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long term debt obligations.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income decreased to $47,000 for the three months ended September 30, 2008 from net income of $103,000 for the three months ended September 30, 2007. The change in net income was due primarily to the decrease in gross profit from service revenues, which was partially offset by the increase in gross profit from equipment and software revenue during the three months ended September 30, 2008.

Net Income Per Share:

The net income per share data for the three-month periods ended September 30, 2008 and 2007 was based on the Company’s average outstanding shares for the quarter (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Liquidity and Capital Resources:

On April 1, 2005, following the consummation of the enherent and Dynax merger, the Company entered into an Amended and Restated Financing Agreement (the “Amended Credit Agreement”) with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provided the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.5 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B previously outstanding. The loans are collateralized by all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable.

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

At September 30, 2008 and December 31, 2007, the revolving credit facility balance outstanding was $3,173,000 and $2,825,000, respectively.

Term Loan B is payable in semi-annual installments of $212,500 commencing October 1, 2007, with such installments increasing to $425,000 on October 1, 2009, plus interest at 3% annually to April 1, 2010. At September 30, 2008 and December 31, 2007, the outstanding principal balance of the Term Loan B was $1,062,000 and $1,487,000 respectively. As a result of the Company paying the Term Loan B semi-annual installment of $212,500 on April 1, 2008, the Company was unable to meet the Fixed Charge Coverage Ratio covenant in the Amended Credit Agreement for the three-month period ended June 30, 2008. Ableco agreed to waive the Fixed Charge Coverage Ratio covenant for the period ended June 30, 2008 and for the remainder of 2008. In consideration of this waiver, the Company agreed to pay Ableco a fee of $10,000 and to make the next semi-annual installment payment on Term Loan B by August 1, 2008. The Company made this installment payment, which would have otherwise been due on October 1, 2008, by using existing liquidity, including the current availability under the revolving credit facility.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. At September 30, 2008 and December 31, 2007, the outstanding principal balance on the three notes was $1,412,000.

According to the terms of the fourth note in the principal amount of $188,000, no interest was charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bore interest at 12% until paid. The 12% past-due interest rate was increased by an additional 2% every six months that a past-due amount remained outstanding, such that it would increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remained outstanding for twelve months, and 18% if a past-due amount remained outstanding for 18 months. The past-due interest rate would at no time exceed 18%. The Company accrued interest on all past-due amounts in accordance with the terms of the note. Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note, which had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note did not bear interest following August 10, 2007, except in the event of a default thereunder, in which case interest would accrue based on the original schedule of past due interest rates. At September 30, 2008 and December 31, 2007, the outstanding principal balance on the fourth note was $0 and $122,000, respectively.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At September 30, 2008 and December 31, 2007, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

Cash and cash equivalents were $1,078,000 at September 30, 2008 compared to $1,122,000 at December 31, 2007.

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

Cash flow provided by operations was $239,000 during the nine months ended September 30, 2008. The cash provided by operations during the nine months ended September 30, 2008 resulted primarily from earnings from operations after adding back non-cash charges less cash used related to an increase in accounts receivable.

Cash used in investing activities for the nine-month period ended September 30, 2008 was $55,000 related to the purchase of computers and office equipment.

Cash used in financing activities for the nine months ended September 30, 2008 was $228,000, consisting of net proceeds from the revolving credit facility of $349,000, offset by principal repayments of long-term debt and capital leases of $577,000.

The Company’s accounts receivable were $5.7 million at September 30, 2008 and $3.8 million at December 31, 2007, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 68 days as of September 30, 2008 and 46 days as of December 31, 2007. The increase in DSO was primarily the result of the increase in equipment and software revenues that were recorded at the end of month of September 30, 2008.

The Company’s accounts payable and accrued expenses were $ 4.5 million at September 30, 2008 and $2.9 million at December 31, 2007, respectively. The increase of $1.6 million was primarily the result of the increase in equipment and software purchases that were recorded at the end of month of September 30, 2008.

Inflation did not have a material impact on enherent’s revenue or income from operations.

The Company’s working capital deficiency was $2.5 million as of September 30, 2008 and $2.4 million as of December 31, 2007.

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

For the period ended September 30, 2008, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and VP of Finance, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first nine months of fiscal 2008.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE November 14, 2008	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE November 14, 2008	BY:	/s/ Arunava De
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