Form 10-K
period 2008-12-31
ENHERENT CORP
filed 2009-03-30
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the

Securities Exchange Act of 1934

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23315

enherent Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3914972
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

33 Wood Avenue, Suite 400
Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 603-3859

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Larger Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $3,698,417.

The number of shares outstanding of each of the registrant's Common Stock, as of March 27, 2009 was approximately 52,375,653 shares.

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Prior to the merger, Dynax had a business partnership relationship with IBM that supported its solutions services business since 1985. In 1992, Dynax elevated its partnership with IBM to a premier status in the software license and computer hardware programs in order to support an expansion of its systems integration and application business. As a result of the merger, the Dynax preexisting relationship has been transferred to enherent. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of IBM products. In addition, enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions. enherent purchases equipment products for resale from Arrow Electronics Inc, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs.

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

In December 2008, the Company obtained a 49% minority interest in the newly formed business, P B +L Technology Resources, LLC which was inactive and had no assets at December 31, 2008.

enherent’s client base is concentrated in Connecticut, New York and New Jersey.

COMPANY HISTORY

enherent Corp. was first incorporated as PRT Corp. of America, a New York corporation, in 1989 and was reincorporated in Delaware in 1996 as PRT Group Inc. In July of 2000, PRT Group Inc. changed its name to enherent Corp. enherent’s principal offices are located at 33 Wood Avenue South, Suite 400, Iselin, New Jersey 08830 and its telephone number is (732) 603-3859.

enherent completed the merger with Dynax on April 1, 2005. The combined company has achieved cost savings by reducing corporate overhead and other expenses.

INFORMATION TECHNOLOGY CONSULTATIVE RESOURCE AND SOLUTIONS SERVICES

enherent delivers information technology services to its clients with consultative personnel and teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, and application services. enherent’s core competencies include project management, business requirements definition, technical/application/data architecture, system design, application code development, network engineering, quality assurance and testing strategy/planning/execution, and deployment. enherent uses its project life cycle methodology to deploy solution services. Technology platforms include legacy systems, as well as client server, internet and network solutions. enherent has industry expertise in insurance, financial services, banking and capital markets, retail distribution, apparel, health care, and pharmaceutical. enherent’s service offerings include:

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

•

Advanced Analytics—enherent leverages text analytics technology to understand and process free-form text. The analysis of text offers government and commercial organizations the opportunity to leverage vast amounts of information contained in text including: email, documents, call center notes, forums, Blogs, surveys and others. This advanced form of analytics combines text or unstructured data with traditional forms of structured data to deliver actionable intelligence that is otherwise unavailable without costly manual effort. This insight enables our clients to understand the sentiment of customers, employees, markets or citizens, quickly find fraud or money laundering activity, cost-effectively comply with regulations and support litigation, more effectively manage risk and brand reputation, better facilitate quality and safety reviews, accelerate M&A due diligence, and better identify wasteful spending.

Target Markets

enherent focuses its marketing efforts for information technology services primarily on Fortune 1000 companies and those commercial and federal systems integrators with significant information technology and application development service needs. enherent also focuses its marketing efforts for solutions services, software license sales and computer equipment sales in the middle market. Clients include industry leaders in banking and capital markets, insurance, healthcare, pharmaceutical, consumer goods and other industries. enherent’s headquarters is based in Iselin, New Jersey and enherent operates at client sites throughout the northeastern United States. enherent has no operations outside the United States.

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2008, enherent’s five largest customers represented 65.7% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were Mass Mutual—24.8%; IBM—14.7%; NBTY, Inc.—12.3%; New York City Department of Homeless Services—8.4%; Sikorsky Aircraft—5.5%. The loss of any one of these customers could have a material adverse effect on enherent’s future results of operations.

Sales, Marketing and Recruiting

enherent’s marketing strategy is to develop long-term business relationships with existing and new clients to enable enherent to become a preferred provider of information technology services. enherent seeks to employ a cross-selling approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include lead generation from its business partnership with IBM, client referrals, networking and attending trade shows. At December 31, 2008, enherent employed 7 sales, business development and recruiting personnel. enherent’s website www.enherentcorp.com also serves as another marketing resource. The web site provides information to the information technology community about enherent’s services.

Competition

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

Employees

At December 31, 2008, enherent had 119 employees and independent contractors (78 employees made up of 60 billable consultants, 7 sales, marketing and recruiting personnel, and 11 management/general administrative personnel and 41 billable independent contractors). None of enherent’s employees are covered by a collective bargaining agreement and enherent has never experienced a work stoppage, strike or labor dispute. All independent contractors act as consultants and they are not employees of enherent. There can be no assurance that the services of these independent contractors will continue to be available to enherent on terms acceptable to enherent.

Intellectual Property

enherent presently holds no patents or registered copyrights, but enherent has several registered trademarks, including those for “enherent”, the enherent logo, “Dynax” and the Dynax logo. In addition, the Company currently relies on unregistered copyrights, trade secrets and unpatented proprietary know-how in the operation of its business. The Company employs various methods, including nondisclosure agreements and other contractual arrangements with employees and suppliers and technical protective measures to protect its proprietary know-how. There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent’s technology. enherent believes that its intellectual property rights, including intellectual property rights licensed from third parties, do not infringe on the intellectual property rights of others.

Research and Development

We believe that to compete favorably we must continue to invest in the research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. Accordingly, the Company invested $517,000 in developing our entry into the Text Analytics Solutions Market during the year ended December 31, 2008.

Seasonality

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

On September 6, 2007, Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Fourth Amendment”) with us that further amended the Amended Credit Agreement. The Amendment: (a) decreased the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2008 to April 1, 2009.

On February 3, 2009, we entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) with Ableco that further amends the Amended Credit Agreement. The Fifth Amendment: (a) extends the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amends the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500 at December 31, 2008, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 will be due commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modifies financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

Under US generally accepted accounting principles, the loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The Amended Credit Agreement requires that we maintain certain financial covenants.

Borrowings under the revolving credit facility bear interest at 3% above the greater of: (a) the prime rate; or (b) 7.75% per annum, payable monthly and are limited, in general, to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. As of December 31, 2008, the balance outstanding under the revolving credit facility was $2,006,070. As of December 31, 2008, the outstanding principal balance of the Term Loan B was $1,062,500.

The holders of the enherent preferred stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding preferred stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,500. According to the terms of the three promissory notes that remain outstanding (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had terms of five years and no principal payments were owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments in the amount of $177,000 were due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. Effective August 10, 2007, we agreed with the former Preferred Stockholders to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,500 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. No payments have been made to the Preferred Stockholders since the inception of the notes. Interest continues to accrue at 6% and is payable at maturity. At December 31, 2008, the outstanding principal balance on the three notes was $1,412,500.

We entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among us, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The credit facility is secured by a first lien on all of our tangible and intangible assets. The Term Loan B and the notes issued to the Preferred Stockholders are secured on a pari passu basis by liens on all our tangible and intangible assets, which liens are subordinated to the lien securing the credit facility.

We have three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At December 31, 2008, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004. At December 31, 2008, interest of $358,113 has accrued on these notes.

At December 31, 2008 after giving effect to the Fifth Amendment entered into on February 3, 2009, the Company’s long-term obligations with maturities of less than one year totaling $3.0 million consisted primarily of Ableco’s revolving asset based credit facility and Term Loan B of $2.0 million and $635,000, respectively.

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

Prolonged weakness in the national economy or in the information technology services market could adversely affect our business, financial condition and results of operations.

As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. The continuing disruption in the credit markets has severely restricted access to capital. As a result, the ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due is significantly constrained. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Furthermore, the market for our services can change rapidly. Our future growth is dependent upon the information technology services we provide. Demand and market acceptance for information technology services are subject to a high level of uncertainty. Prolonged weakness in the information technology services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations.

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2008, enherent’s five largest customers represented 65.7% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were Mass Mutual—24.8%; IBM—14.7%; NBTY, Inc.—12.3%; New York City Department of Homeless Services—8.4%; and Sikorsky Aircraft—5.5%. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts. The loss of anyone of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a limited number of clients results in a significant concentration of credit risk.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of our significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or might be collectible over longer than normal terms, each of which could adversely affect enherent’s financial position. As of December 31, 2008, our accounts receivable totaled $3.2 million. Of this amount, $1.7 million, or 55.3% was due from our five largest customers. There can be no assurance that we will not suffer credit losses in the future.

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

We had goodwill totaling approximately $4.3 million prior to an impairment charge of $715,000 leaving a balance of approximately $3.62 million at December 31, 2008 resulting from the merger of Dynax and enherent. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows and the market approach, which compares the business unit's multiples of sales and EBITDA to those multiples of its competitors. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in our market capitalization, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008. The Company completed the impairment analysis and concluded that the fair value was below the carrying value of goodwill. The Company recorded an impairment charge of $715,000 as of December 31, 2008. This estimated fair value of our goodwill could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in a further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

There are risks associated with placing employees and independent contractors at clients’ businesses which could result in costly and time-consuming litigation.

We could be subject to liability if any of the following risks associated with placing employees or independent contractors at clients’ businesses occur:

•	liabilities for errors and omissions by our employees or independent contractors;

•	injury to client employees;

•	misappropriation of client property;

•	possible claims of discrimination and harassment;

•	misuse of client proprietary information or intellectual property;

•	torts and other similar claims; or

•	other criminal activity.

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

The Company’s business is dependent upon general economic and other business conditions and other general conditions.

The demand for the Company’s services is dependent upon general economic conditions. The Company’s business tends to suffer during economic downturns, such as the current recession. The recent slowing of the economy has already adversely affected the Company's revenue and operating profit and the continuation of the current recession could further adversely affect the Company's revenues and operating profit. While the Company attempts to manage its costs, including its personnel, in relation to its business volume, these efforts may not be successful and the timing of these efforts and associated costs may adversely affect the Company's results.

The weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company’s customers reduce their use of temporary employees before undertaking layoffs of their regular employees resulting in decreased demand for contingent workers. A number of customers have already announced reduction in workforce including contingent labor. There is also less need for contingent workers by all customers and potential customers, who are less inclined to add to their costs. Since employees are also reluctant to risk changing employers, there are fewer openings available and therefore reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields which still experience labor shortages could affect the Company's ability to meet its customers' demands in these fields and adversely affect the Company's profit margins.

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

We are highly dependent on our senior executives, including Pamela Fredette, our Chairman, CEO and President since the completion of our merger with Dynax in April 2005. Prior to the merger, she had served as Dynax’s Chief Executive Officer and President, and as a director, since joining Dynax in June 2002. On December 3, 2007, we entered into the First Amendment to Employment Agreement with Ms. Fredette pursuant to which the term of her employment was extended from March 31, 2008 to March 31, 2010, subject thereafter to automatic annual renewals absent notice of termination by us or Ms. Fredette. On December 1, 2008, we entered into the Second Amendment to the Employment Agreement with Ms. Fredette pursuant to which her base salary was set at $300,000 effective January 1, 2009. The loss of the services of Ms. Fredette could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

There can be no assurance that other persons will not independently develop such know-how or obtain access to it, or independently develop technologies that are substantially equivalent or superior to enherent’s technology. We presently hold no patents or registered copyrights, but we have several registered trademarks, including those for “enherent”, the enherent logo, “Dynax” and the Dynax logo. Although we believe that our intellectual property rights, including intellectual property rights licensed from third parties, do not infringe on the intellectual property rights of others, we cannot assure you that: (i) such a claim will not be asserted against us in the future; (ii) assertion of such claims will not result in litigation or that we would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms; or (iii) any of our software could be redesigned on an economical basis or at all, or that any such redesigned software would be competitive with the software of our competitors. We expect that the risk of infringement claims against us will increase if more of our competitors are able to successfully obtain patents for software products and processes. Any such claims, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 , “EFFECTIVE DATE OF FASB STATEMENT NO. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the implementation of FSP 157-2 will have on its non-financial assets and liabilities which are not recognized at fair value on a recurring basis; however, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect adoption of this standard will have a material impact on its current financial position, operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

enherent’s executive office is located at 33 Wood Avenue South, Suite 400, Iselin, New Jersey 08830 consists of approximately 1,100 square feet in a leased facility with a term expiring on October 31, 2009. In addition, enherent leases approximately 9,900 square feet in a facility in Windsor, Connecticut for a branch office. The lease on the Windsor branch office expires on August 31, 2009. enherent also leases approximately 3,925 square feet in a facility in Syosset, New York. The lease on the Syosset branch office expires on December 31, 2010. At this time, enherent does not anticipate requiring additional space.

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

Set forth below are the high and low sale price information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2007
First Quarter	$0.10	$0.06
Second Quarter	$0.17	$0.09
Third Quarter	$0.15	$0.12
Fourth Quarter	$0.13	$0.09

2008
First Quarter	$0.13	$0.08
Second Quarter	$0.11	$0.08
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.07	$0.02

The approximate number of stockholders of record of the Common Stock as of March 27, 2009 was 146 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 27, 2009 was $0.03.

The Company has not declared or paid any cash dividends on the Common Stock in recent years and does not currently intend to do so. The Company intends to retain any future earnings for reinvestment in its business or to use such earnings to repay debt. Our senior secured credit facility imposes restrictions on our ability to declare dividends.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2004	2005	2006	2007	2008
Statement of Operations Data:
Revenues:
Service revenue	$14,377	$23,788	$27,487	$27,912	$22,490
Equipment and software revenue	4,024	3,532	2,633	2,774	4,948

Total Revenues	18,401	27,320	30,120	30,686	27,438

Cost of revenues
Cost of services	10,820	17,966	21,085	21,311	17,147
Cost of equipment and software	3,331	2,724	2,026	2,345	4,089

Total cost of revenues	14,151	20,690	23,111	23,656	21,236

Gross profit	4,250	6,630	7,009	7,030	6,202
Operating expenses	4,435	6,713	6,540	5,957	6,073

Income (loss) from operations	(185)	(83)	469	1,073	129
Other expense	(465)	(643)	(739)	(647)	(551)

Income (loss) before income taxes	(650)	(726)	(270)	426	(422)
Provision for income taxes	(26)	(17)	(28)	(14)	(6)

Net income (loss) available to common Stockholders	$(676)	$(743)	$(298)	$412	$(428)

Basic and diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$0.01	$(0.01)

Number of shares used in computing basic net income (loss) per share	20,905,370	43,175,973	50,361,173	51,345,255	52,375,653

Number of shares used in computing diluted net income (loss) per share	20,905,370	43,175,973	50,361,173	52,061,649	52,375,653

	As of December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Working capital deficiency	$(2,352)	$(2,239)	$(2,736)	$(2,351)	$(2,681)
Total assets	3,853	10,754	10,038	10,172	8,434
Current portion of long-term obligations	3,173	3,778	3,611	3,402	3,019
Long-term obligations, less current portions	2,204	3,818	3,234	2,956	1,958
Total liabilities	7,784	11,665	11,057	10,418	8,977
Mandatory redeemable preferred stock	—	—	—	—	—
Total stockholders’ (deficiency)	(3,931)	(911)	(1,019)	(245)	(543)

On April 1, 2005, enherent completed a merger transaction with Dynax, an information technology services firm, in a stock-for-stock exchange. Immediately following the merger, the former stockholders of Dynax owned approximately 50% of the common stock of enherent on a fully diluted basis. In the merger, enherent was the legal acquirer and Dynax was deemed the accounting acquirer. The historical financial data presented for periods prior to the merger includes the financial information of Dynax. The operations of the former enherent business have been included in the financial data only from the date of merger. Amounts for the three months ended March 31, 2005, included in the year ended December 31, 2005 are those of Dynax.

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

enherent is an IBM premier business partner. enherent leverages the IBM partnership to train and certify sales personnel in the IBM solutions selling process and the functions, features and benefits of IBM products. In addition, enherent leverages IBM’s technical training to train and certify its consultants in the IBM products that we use to support our application and system integration solutions. enherent purchases equipment products for resale from Arrow Electronics, an IBM value added distributor. IBM offers several incentive programs to its partners including purchase discounts, vendor incentive programs and sales rebates. Incentive programs are at the discretion of IBM and usually require achievement of a specific sales volume or growth rate within a specified time period to qualify for all, or some, of the incentive programs.

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

A majority of enherent’s consulting engagements are performed on a time and material basis and tend to present lower risk and have lower gross profit margins than enherent’s fixed price engagements. Time and material engagements consist of providing technology consultants to clients on a temporary basis. The consultants’ work is supervised and managed by the client. Generally, time and material contracts are less than a year in duration. Fixed price engagements are generally for a year or less and represented less than 2% of enherent’s revenue in 2008 and 2007.

enherent utilizes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. enherent typically bills its clients for time and material services on a weekly, semi monthly and monthly basis as specified by the contract with a particular client. Actual billing rates and payment schedules for fixed-price engagements are made on a case-by-case basis and are set forth in the contract with the client. Consulting services revenues generated under time and material engagements are recognized as the services are rendered. Consulting services revenues generated under fixed price engagements are recognized when the work is performed based upon the completion of milestones. enherent also derives revenues from computer equipment and software license sales. Revenues generated from computer equipment are recognized when the equipment is received by the client. Revenues generated from software license sales are recognized at the inception of the software license term. In addition, enherent generates revenues from the permanent placement of individuals at client accounts. Revenues generated from the permanent placements of individuals at client accounts are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. Revenues from permanent placement of individuals were $46,000 in 2008 and $74,000 in 2007.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	77.4	77.1
Gross profit	22.6	22.9
Operating expenses	22.1	19.4
Income (loss) from operations	0.5	3.5
Other income (expense)	(2.0)	(2.2)
Net Income (loss)	(1.5)	1.3

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Service Revenues:

Service revenues decreased 19.4% to $22.5 million for the year ended December 31, 2008 from $27.9 million for the year ended December 31, 2007. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy. In addition, since January 2008, one of the Company’s largest customers has not been using the Company to fill its new staffing needs. It is not clear when or if the customer will resume using the Company to fill its new staffing needs. The customer did not, however, terminate its existing agreement with the Company and has not excluded the Company from receiving new consulting projects.

Gross profit from service revenue decreased 19.1% to $5.3 million for the year ended December 31, 2008 from $6.6 million for the year ended December 31, 2007. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues was approximately 23.8% for the year ended December 31, 2008 and 23.7% for the year ended December 31, 2007.

Equipment and Software Revenues:

Equipment and software revenues increased 78.3% to $4.9 million for the year ended December 31, 2008 from $2.8 million for the year ended December 31, 2007. The increase in equipment and software revenues was attributable primarily to the Company closing several hardware transactions with one customer totaling $2.0 million during the third quarter of 2008.

Gross profit from equipment and software revenues increased 100.1% to $859,000 for the year ended December 31, 2008 from $428,000 for the year ended December 31, 2007. The increase in gross profit was attributable primarily to the increase in hardware and software sales during the year ended December 31, 2008.

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

Gross profit as a percentage of equipment and software revenues increased to 17.4% for the year ended December 31, 2008 from 15.5% for the year ended December 31, 2007.

Operating Expenses:

Selling, general and administrative expenses decreased 11.1% to $5.0 million for the year ended December 31, 2008 from $5.6 million for the year ended December 31, 2007. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in start up costs of approximately $517,000 in developing our entry into the Text Analytics Solutions Market during the year ended December 31, 2008.

Due to worsening economic conditions, the Company has performed an interim goodwill impairment test as of December 31, 2008. This resulted in the recognition of a goodwill impairment charge of $715,000 in 2008.

Interest Expense:

Interest expense decreased 14.8% to $551,000 for the year ended December 31, 2008 from $647,000 for the year ended December 31, 2007. The decrease was due primarily to the decrease in the Company’s long term debt obligations.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes and was positively impacted from the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

The income tax provision for the year ended December 31, 2008 is stated net of the benefit of a prior year state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. Income tax expense for the year ended December 31, 2007 was comprised of state taxes which are not based on earnings. No other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Net Income (Loss):

Net income decreased by $841,000 to a loss of $428,000 for the year ended December 31, 2008 compared to net income of $412,000 for the year ended December 31, 2007. The decrease in net income was primarily attributable to start up costs of approximately $517,000 in developing our entry into the Text Analytics Solutions Market and a non-cash goodwill impairment charge of $715,000 for the year ended December 31, 2008.

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

On September 6, 2007, the Company and Ableco, as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Fourth Amendment”) that further amended the Amended Credit Agreement. The Fourth Amendment: (a) decreased the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extended the revolving loan maturity date under the Financing Agreement from April 1, 2008 to April 1, 2009. The Company paid Ableco a fee of $60,000 as consideration for entering into the Fourth Amendment.

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amends the Amended Credit. The Fifth Amendment: (a) extends the revolving loan maturity date under the Financing Agreement from April 1, 2009 to April 1, 2010, (b) amends the amortization of Term Loan B set forth in Section 2.03 of the Financing Agreement, the aggregate amount outstanding of which was $1,062,500 at December 31, 2008, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 will be due commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified its financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

Under US generally accepted accounting principles, the loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The loan agreement requires that the Company maintain certain financial covenants, as set forth above.

At December 31, 2008 and 2007, the revolving credit facility balance outstanding was $2,006,000 and $2,825,000, respectively.

At December 31, 2008 and 2007, the outstanding principal balance of the Term Loan B was $1,062,500 and $1,487,500, respectively.

The holders of the enherent Preferred Stock (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger with Dynax, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,500. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,500 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. At December 31, 2008 and 2007, the outstanding principal balance on the three notes was $1,412,500.

According to the terms of the fourth note in the principal amount of $188,000, no interest was charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate was increased by an additional 2% every six months that a past-due amount remained outstanding, such that it would increase to 14% if a past-due amount remained outstanding for six months, 16% if a past-due amount remained outstanding for twelve months, and 18% if a past-due amount remained outstanding for 18 months. The past-due interest rate would at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note. Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note had outstanding principal and accrued interest of $189,165 as of August 10, 2007, and was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note did not bear interest following August 10, 2007, but in the event of a default thereunder interest would have accrued based on the original schedule of past due interest rates. At December 31, 2007, the outstanding principal balance on the fourth note was $122,000. At December 31, 2008, there was no outstanding principal balance outstanding.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At December 31, 2008 and 2007, the outstanding principal balance outstanding was $456,830. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

At December 31, 2008 after giving effect to the Fifth Amendment entered into on February 3, 2009, the Company’s long-term obligations with maturities of less than one year totaling $3 million consisted primarily of the Ableco’s revolving asset based credit facility and Term B of $2 million and $635,000, respectively.

Cash and cash equivalents were $1,100,000 at December 31, 2008 compared to $1,122,000 at December 31, 2007.

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

Cash flow provided by operations was $1.4 million for the year ended December 31, 2008 compared to $1.2 million in the prior year. The increase in cash flow provided by operations resulted from the net loss from operations of $429,000 being more than offset by non-cash charges from goodwill impairment of $715,000, stock based compensation of $131,000, depreciation and amortization of $337,000 and from customer collections resulting in a reduction in accounts receivable of $696,000. Cash flow from operations in 2007 was generated primarily by customer collections resulting in a reduction in accounts receivable, a decrease in prepaid expenses and an increase in certain current liabilities including accrued expenses.

Cash used in investing activities for the year ended December 31, 2008 and 2007 related to the purchases of computers, software upgrades and office equipment totaling $65,000 and $80,000, respectively.

Cash used in financing activities for the year ended December 31, 2008 and 2007 consisting primarily of net repayments on the revolving credit facility and principal repayments of long-term debt and capital leases of $1,400,000 and $610,000, respectively.

The Company’s accounts receivable were $3.1 million at December 31, 2008 and $3.8 million at December 31, 2007. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 41 days as of December 31 2008 and 46 days as of December 31, 2007. The improvement in DSO was a result of a decline in consulting revenues earned during the fourth quarter ended December 31, 2008 and the result of faster collections during the year ended December 31, 2008 from certain customers.

Primarily as a result of the balance sheet classification of the outstanding revolving credit facility, the Company’s working capital deficiency was $2.7 million and $2.4 million as of December 31, 2008 and December 31, 2007, respectively.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards, a portion of which begin to expire in 2018. However, as a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at December 31, 2008 was approximately $12.4 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Contractual Obligations

The following table of contractual obligations sets forth the contractual obligations of the Company as of December 31, 2008:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$4,937,899	$2,994,701	$1,786,375	$156,823	—
Capital Lease Obligations	39,093	24,686	14,407	—	—
Operating Lease Obligations	461,752	349,217	112,535	—	—
				—	—

Total	$5,438,744	$3,368,604	$1,913,317	$156,823	—

Item 8.	Financial Statements and Supplementary Data

The following consolidated Financial Statements can be found on the pages referenced below:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company's independent accountants involving accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2008. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Company.

This information will be included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the Company.

This information will be included in the 2009 Proxy Statement under the heading “Executive Officers” and is incorporated herein by reference.

(c) Information Regarding Audit Committee and Nominating & Governance Committee

This information will be included in the 2009 Proxy Statement under the heading “Meetings and Certain Committees of the Board of Directors” and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance.

This information will be included in the 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption "Executive Compensation" in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the captions "Ownership of enherent Corp. Common Stock” and “Equity Compensation Plan Information” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the captions “Director Compensation” and “Executive Compensation” in the 2009 Proxy Statement. The information called for by Item 13 with respect to director independence is incorporated herein by reference to the material under the caption “Election of Directors” and “Meetings and Certain Committees of the Board of Directors” in the 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Independent Public Accountants” in the 2009 Proxy Statement.

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

enherent Corp.

March 30, 2009	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Date: March 30, 2009	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 30, 2009	By:	/s/ ARUNAVA DE
Arunava De
VP of Finance (Principal Financial and Accounting Officer)

Date: March 30, 2009	By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Director

Date: March 30, 2009	By:	/s/ THOMAS MINERVA
Thomas Minerva
Vice Chairman and Director

Date: March 30, 2009	By:	/s/ FAITH GRIFFIN
Faith Griffin
Director

Date: March 30, 2009	By:	/s/ WILLIAM CARY
William Cary
Director

S-1

enherent Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

enherent Corp.

We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on them based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and December 31, 2007, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornick, Garber & Sandler, LLP

Cornick, Garber & Sandler, LLP

New York, New York

March 30, 2009

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,100,224	$1,121,694
Accounts receivable, net of allowance for doubtful accounts of $105,492 and $55,492 at December 31, 2008 and 2007, respectively	3,098,862	3,844,726
Prepaid expenses and other current assets	139,563	143,981

Total current assets	4,338,649	5,110,401

Furniture, equipment and improvements, net	163,926	179,794

Goodwill	3,619,278	4,334,278
Other intangible assets, net	125,000	225,000
Deferred financing costs, net	146,678	280,986
Other assets	40,370	41,833

TOTAL	$8,433,901	$10,172,292

LIABILITIES

Current liabilities:
Revolving credit facility	$2,006,070	$2,824,691
Current portion of long-term debt	1,013,317	577,311
Accounts payable and accrued expenses	3,259,926	2,884,320
Deferred revenue	169,715	169,647
Accrued compensation and benefits	570,113	1,005,359

Total current liabilities	7,019,141	7,461,328
Long-term liabilities:
Long-term debt, net of current portion above	1,957,605	2,956,189

Total liabilities	8,976,746	10,417,517

Commitments and contingencies

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued-none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding—52,375,653 shares in 2008 and 2007	52,376	52,376
Additional paid-in capital	27,747,974	27,616,974
Accumulated deficit	(28,343,195)	(27,914,575)

Total stockholders’ (deficiency)	(542,845)	(245,225)

TOTAL	$8,433,901	$10,172,292

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues:
Service revenue	$22,490,266	$27,911,795
Equipment and software revenue	4,948,050	2,774,503

Total revenues	27,438,316	30,686,298

Cost of revenues:
Cost of services	17,147,437	21,311,281
Cost of equipment and software	4,089,228	2,345,443

Cost of revenues	21,236,665	23,656,724

Gross profit	6,201,651	7,029,574

Operating expenses:
Selling, general and administrative	5,020,725	5,649,088
Depreciation and amortization expense	337,103	307,664
Impairment of goodwill	715,000	—

Total operating expenses	6,072,828	5,956,752

Operating income	128,823	1,072,822
Interest expense	(551,263)	(647,037)

(Loss) Income before income taxes	(422,440)	425,785
Provision for income taxes	(6,180)	(13,710)

NET (LOSS) INCOME	$(428,620)	$412,075

Basic and diluted net (loss) income per share	$(0.01)	$0.01

Basic and diluted net (loss) income per share	$(0.01)	$0.01

Number of shares used in computing basic net income per share	52,375,653	51,345,255

Number of shares used in computing diluted net income per share	52,375,653	52,061,649

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholder Deficiency
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2007	—	$—	50,361,451	$50,361	$27,256,889	$(28,326,650)	$(1,019,400)
Exercise of common stock options	—	—	40,000	40	4,560	—	4,600
Restricted common stock issued for debt extension	—	—	1,474,202	1,475	198,525	—	200,000
Restricted common stock issued for consulting services	—	—	500,000	500	48,500	—	49,000
Stock based compensation	—	—	—	—	108,500	—	108,500
Net income for the year ended December 31, 2007	—	—	—	—	—	412,075	412,075

Balance at December 31, 2007	—	—	52,375,653	52,376	27,616,974	(27,914,575)	(245,225)
Stock based compensation	—	—			131,000		131,000
Net loss for the year ended December 31, 2008	—	—				(428,620)	(428,620)

Balance at December 31, 2008	—	$—	52,375,653	$52,376	$27,747,974	$(28,343,195)	$(542,845)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net (loss) income	$(428,620)	$412,075
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debts	50,000	5,000
Impairment of goodwill	715,000	—
Depreciation	102,795	119,549
Amortization of deferred financing costs	134,308	88,128
Amortization of intangibles	100,000	100,000
Stock based compensation	131,000	157,500
Changes in assets and liabilities:
Accounts receivable	695,864	470,608
Prepaid expenses and other current assets	4,418	(9,127)
Other assets	1,463	(10,457)
Accounts payable and accrued expenses	(59,640)	(151,115)
Deferred revenue	68	(1,628)

Net cash provided by operating activities	1,446,656	1,180,533

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(64,653)	(80,024)

Net cash used in investing activities	(64,653)	(80,024)

Cash flows from financing activities:
Repayment of notes payable, others	(122,046)	(92,016)
Repayment of compensation note payable	—	(150,133)
Net repayments under revolving loan	(818,621)	(27,937)
Principal repayments on Ableco Term Loan B	(425,000)	(212,500)
Principal payments on capital lease obligations	(37,806)	(49,183)
Payments of deferred financing costs	—	(83,302)
Proceeds from exercise of stock options	—	4,600

Net cash used in financing activities	(1,403,473)	(610,471)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,470)	490,038
CASH AND CASH EQUIVALENTS—JANUARY 1	1,121,694	631,656

CASH AND CASH EQUIVALENTS—DECEMBER 31	$1,100,224	$1,121,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$423,098	$513,351

Income taxes	$12,000	$10,249

Noncash investing and financing transactions:
Equipment acquired under capital leases	$22,274	$44,813

Restricted stock issued for debt extension	$—	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In December 2008, the Company obtained a 49% minority interest in a newly formed business, P B +L Technology Resources, LLC. which was inactive and had no assets at December 31, 2008.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries after elimination of all significant intercompany transactions and balances.

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

Equipment

Revenue from the sale of hardware is recognized when the product is shipped to the customer and there are no unfulfilled company obligations that affect the customer’s final acceptance of the equipment.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Software

Revenue from the sale of one-time charge licensed software is recognized at the inception of the license term.

Per Share Amounts

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully-diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the year ended December 31, 2008, diluted net loss per share does not include potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been anti-dilutive. For the year ended December 31, 2007, the average number of options outstanding with the exercise price greater than the average market price of the common shares totaled 5,854,080, which were excluded from the computation of diluted income per share.

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

Goodwill and Other Intangibles

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002. As of December 31, 2008, the company recorded an impairment charge of $715,000. See Note 4.

In August 2001, Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS 144, the Company is required to test

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007.

Advertising

Advertising costs are expensed as incurred. Advertising expense, including marketing expense, for the years ended December 31, 2008 and 2007 was approximately $38,000 and $33,000, respectively.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. The Company incurred costs of $517,000 in developing its entry into the Text Analytics Solutions Market during the year ended December 31, 2008. The Company did not incur any material research and development expenditures during the year ended December 31, 2007.

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

For the year ended December 31, 2008, three customers accounted for approximately 51.8% of revenues and 40% of the total outstanding accounts receivable the largest of which represented approximately 25% and 14% of the respective totals. For the year ended December 31, 2007, two customers accounted for approximately 40% of revenues and 41% of the total outstanding accounts receivable, the largest of which represented approximately 30% and 27% of the respective totals.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 , “EFFECTIVE DATE OF FASB STATEMENT NO. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has not yet determined the impact that the implementation of FSP 157-2 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In December 2007, the FASB issued SFAS No. 141(R), “BUSINESS COMBINATIONS” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring after the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect adoption of this standard will have a material impact on its current financial position, operations or cash flows.

NOTE 3—FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements consist of the following:

	December 31,		Estimated Useful Lives (Years)
	2008	2007
Furniture, fixtures and equipment	$2,365,588	$2,278,660	7
Leasehold improvements	329,736	329,736	7 – 10

Total	2,695,324	2,608,396
Less accumulated depreciation and amortization	(2,531,398)	(2,428,602)

Balance*	$163,926	$179,794

*	Balance includes net assets under capital leases of approximately $58,000 and $78,000 in 2008 and 2007, respectively.

Depreciation expense was $102,795 and $119,549 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

On April 1, 2005, enherent Corp. and Dynax Solutions, Inc. entered into a business combination. As a result of this merger, the Company recorded goodwill of $4.3 million. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization of the Company, a decline in recent operating results, and a decline in the Company's business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008. The Company completed the impairment analysis and concluded that the fair value was below the carrying value of goodwill. The Company recorded an impairment charge of $715,000 as of December 31, 2008. The Company had recorded no impairment charges prior to December 31, 2008.

The Company determined the fair value of its goodwill using the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit's multiples of sales and EBITDA to those multiples its competitors.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

On September 6, 2007, the Company and Ableco as lender and agent, entered into a Fourth Amendment to Amended and Restated Financing Agreement (the “Fourth Amendment”) that further amended the Amended Credit Agreement. The Fourth Amendment: (a) decreased the revolving credit commitment under the Amended Credit Agreement from $6,000,000 to $4,500,000 at any time outstanding, and (b) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2008 to April 1, 2009. The Company paid Ableco a fee of $60,000 as consideration for entering into the Fourth Amendment.

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amends the Amended Credit Agreement. The Fifth Amendment: (a) extends the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amends the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which is $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Amendment, twelve consecutive monthly installments of $47,000 will be due commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modifies financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA. The balance sheet classification of the Term Loan B at December 31, 2008 gives effect to the terms of the Fifth Amendment.

Under US generally accepted accounting principles, the loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The Amended Credit Agreement also requires that the Company maintain certain financial covenants.

At December 31, 2008 and 2007, the revolving credit facility balance outstanding was $2,006,070 and $2,824,691, respectively.

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The total amount and terms of the long term debt including capital lease obligations are summarized as follows:

	December 31
	2008	2007

Note Payable due to three prior enherent Preferred Stockholders. According to the terms of three of the promissory notes (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding is payable in arrears. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,500 have a maturity date of July 1, 2011. Beginning January 1, 2009 semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity.

	$1,412,500	$1,412,500

Note Payable due to a prior enherent Preferred Stockholder. According to the terms of the note of $188,000, no interest was initially charged. This note had an original term of two years and quarterly principal payments of $23,000. The Company made one installment payment under the terms of this note in 2005. All past due principal bears interest at 12% until paid. The 12% past-due interest rate was increased by an additional 2% every six months that a past-due amount remains outstanding, such that it would increase to 14% if a past-due amount remained outstanding for six months, 16% if a past-due amount remained outstanding for twelve months, and 18% if a past-due amount remained outstanding for 18 months. The past-due interest rate shall at no time exceed 18%. The Company has accrued interest on all past-due amounts in accordance with the terms of the note.

Effective August 10, 2007, the Company and the former Preferred Stockholder agreed to amend and restate the promissory note. The note which had outstanding principal and accrued interest of $189,165 as of August 10, 2007, was amended and restated to require twelve monthly payments of $15,764 commencing August 15, 2007 and a final payment of $11,484 on August 15, 2008 as consideration for agreeing to amend and restate the note. The amended and restated note did not bear interest following August 10, 2007, but in the event of a default thereunder the interest would have accrued based on the original schedule of past due interest rates.

	—	122,046

Ableco Term Loan B is payable with an installment of $212,500 on February 3, 2009 and twelve consecutive monthly installments of $47,000 will be due commencing on April 1, 2009, and with the last installment of $286,000 will be due on April 1, 2010 plus interest at 3% annually to April 1, 2010.	1,062,500	1,487,500

Note Payable due for a prior business acquisition. The note is subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. The monthly payment terms are equal to (i) $5,000 or (ii) $7,500 if EBITDA (as defined in the note) is at least $75,000 or (iii) $10,000 if EBITDA is $100,000 or greater, plus interest at prime plus 1% on unpaid principal and accrued interest.

	112,623	112,623

Notes Payable due for a prior business acquisition. The notes are subordinated to the Ableco loans. Payments of principal or interest on this indebtedness may not be made without the consent of Ableco. No payments have been made since March 31, 2004. However, for financial statement presentation purposes the balance sheet classification of these loans has been estimated based upon the subordination provision and their minimum payment terms, without regard to payments in arrears. Due in monthly payments equal to (i) $10,000 or (ii) $15,000 if EBITDA (as defined in the note) is at least $75,000 or (iii) $20,000 if EBITDA is $100,000 or greater, plus interest at prime on unpaid principal and accrued interest.

	344,207	344,207

Various capital lease obligations related to the acquisition of computer and office equipment in the Consolidated Balance Sheet. Capital leases are stated net of interest at nominal amounts.	39,092	54,624

Total debt	2,970,922	3,533,500
Less current portion of long-term debt	(1,013,317)	(577,311)

Non-current portion of long-term debt	$1,957,605	$2,956,189

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

As a result of the Fifth Amendment, as described above, payments on Term Loan B were revised to provide that the first installment of $212,500 was on February 3, 2009 with twelve consecutive monthly installments of $47,000 payable on April 1, 2009, and the last installment of $286,000 payable on April 1, 2010.

At December 31, 2008, aggregate maturities of long-term debt including capital leases are as follows:

Year ending December 31:
2009	$1,013,317
2010	792,901
2011	707,881
2012	300,000
2013	156,823

Total	$2,970,922

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

During the year ended December 31, 2007, the Company issued an aggregate of 500,000 shares of common stock, having an aggregate fair market value of $49,000, to consultants in exchange for services rendered, which approximated the fair value of the shares issued during the period services were rendered and completed.

As of December 31, 2008 and 2007, the Company had 52,375,653 shares of voting common stock issued and outstanding.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8—STOCK BASED COMPENSATION

Stock Options

Under the Company’s 1996 Option Plan, as amended, 8,242,617 common shares have been reserved for issuance.

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) originally provided for the issuance of up to 4,000,000 shares of Company stock as incentive stock options, nonqualified stock options or restricted stock. No awards may be granted under the 2005 Plan on a date that is more than ten years after its June 2, 2005 effective date. The Compensation Committee of the Board may grant stock-based incentives to officers, employees, directors and consultants providing services to the Company. Non-employee directors may only receive awards of nonqualified stock options, pursuant to a formula stated in the 2005 Plan. In addition, any shares attributable to awards that are forfeited, cancelled, exchanged, surrendered or otherwise terminate or expire without a distribution of shares, will again be available for awards under the 2005 Plan.

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

On April 1, 2008, the Company issued to employees ten-year options to purchase a total of 975,000 shares of the Company’s common stock at an exercise price of $0.076 per share. The Company also issued to a consultant, two five year options for 500,000 shares each for an aggregate of 1,000,000 shares at an exercise price of $0.076 per share. Additionally, in connection with a joint marketing agreement, the Company issued a two-year option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.09 per share. On May 22, 2008, the Company issued to Board Members ten-year options to purchase a total of 200,000 shares of the of the Company’s common stock at an exercise price of $0.08 per share. In July 2008, the Company cancelled one of the five-year options for 500,000 shares issued to a consultant and the two-year option for 500,000 shares issued in connection with the joint marketing agreement.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and the changes during the two years then ended are as follows:

	Shares	Weighted Average Price per Share
Outstanding—January 1, 2007	8,411,173	0.22
2007 transactions:
Exercised	(40,000)	0.11
Forfeited	(868,054)	0.26
Granted	697,129	0.12

Outstanding—December 31, 2007	8,200,248	0.21

2008 transactions:
Exercised	—	—
Cancelled	(1,000,000)	0.08
Forfeited	(1,123,967)	0.47
Granted	2,875,000	0.08

Outstanding—December 31, 2008	8,951,281	0.15

The following table summarizes information about the stock options outstanding as at December 31, 2008:

Exercise Prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.03 – $0.09	2,882,495	2,397,238	6.19
$0.10 – $0.29	5,872,376	5,596,663	4.85
$0.66 – $0.78	23,000	23,000	2.04
$1.13 – $1.82	82,460	82,460	1.36
$2.19 – $2.75	70,250	70,250	0.58
$3.63 – $5.00	20,700	20,700	0.13

Total	8,951,281	8,190,311

The weighted-average fair value of stock options granted during the years ended December 31, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	December 31,
	2008	2007
Risk-free interest rate	4.68%	5.0%
Dividend yield	0%	0%
Volatility factor of the expected market price of Common Stock	102-112%	47%
Average life years	10	10

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

At December 31, 2008, the aggregate intrinsic value of options outstanding was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.03 as of December 31, 2008 and the exercise price, multiplied by the number of options outstanding. At December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $83,490. For the years ended December 31, 2008 and 2007, the Company stock-based compensation expense was $131,000 and $157,500, respectively.

NOTE 9—INCOME TAXES

The Company has federal and state net operating loss carry forwards, a portion of which begin to expire in 2018. However, as a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at December 31, 2008 was approximately $12.4 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007.

The income tax provision for the year ended December 31, 2008 is stated net of the benefit of a prior year state tax refund of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. No other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

At December 31, 2008, the significant components of the deferred tax assets are summarized below:

	2008	2007
Net operating loss carry forwards	$4,970,000	$4,650,000
Stock options and other	160,000	20,000
Amortization of intangibles and depreciation of fixed assets	690,000	800,000

Total deferred tax assets	5,820,000	5,470,000
Less valuation allowance	(5,820,000)	(5,470,000)

Balance	$—	$—

NOTE 10—RETIREMENT PLANS

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Commencing in 2006, the Company elected to make 401(k) matching contributions discretionary, but no matching contributions were made by the Company for the years ended December 31, 2008 and 2007.

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

During the years ended December 31, 2008 and 2007, the Company had only domestic operations.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Future minimum lease payments under operating leases are as follows:

Year ending December 31,
2009	$349,217
2010	111,292
2011	1,243

Total minimum lease payments	$461,752

For the years ended December 31, 2008 and 2007, rent expense was approximately $478,000 and $489,000, respectively.

Employment Agreements

On December 3, 2007, the Company entered into the First Amendment to Employment Agreement by and between the Company and Pamela A. Fredette, President and Chief Executive Officer of the Company, pursuant to which the term of Ms. Fredette’s employment was extended from March 31, 2008 to March 31, 2010, subject thereafter to automatic annual renewals absent notice of termination by the Company or Ms. Fredette.

As of December 31, 2008, the Company had an employment agreement with another executive officer with a one-year term that renews automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal.

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

NOTE 13—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008 and 2007, the Company charged to operations $80,000 for consulting services performed by the Vice Chairman of the Board of Directors of the Company.

INDEX TO EXHIBITS

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

E-1

Item No.	Description

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.19 —	Master Consulting Agreement by and between The Wedgewood Group, LLC and the Company, dated as of October 6, 2006 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2006).

E-2

Item No.	Description
10.20 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.21 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

*10.22 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.23 —	Agreement by and between the Company and Thomas Minerva dated as of January 2, 2007. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008).

*10.24 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008. (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.25 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.26 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

14.1 —	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

21.1 —	List of Subsidiaries (filed herewith).

23.1 —	Consent of Cornick, Garber & Sandler, LLP, dated March 30, 2009 (filed herewith).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3