Form 10-Q
period 2009-03-31
ENHERENT CORP
filed 2009-05-15
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 11, 2009
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$624,553	$1,100,224
Accounts receivable, net	1,981,420	3,098,862
Prepaid expenses and other current assets	286,919	139,563

Total current assets	2,892,892	4,338,649
Furniture, equipment and improvements, net	147,256	163,926
Goodwill	3,619,278	3,619,278
Other intangibles, net	100,000	125,000
Deferred financing costs, net	114,897	146,678
Other assets	40,370	40,370

TOTAL	$6,914,693	$8,433,901

LIABILITIES
Current liabilities:
Revolving credit facility	$1,691,353	$2,006,070
Current portion of long-term debt	1,115,656	1,013,317
Accounts payable and accrued expenses	2,533,666	3,259,926
Deferred revenue	236,498	169,715
Accrued compensation and benefits	339,829	570,113

Total current liabilities	5,917,002	7,019,141
Long-term liabilities:
Long-term debt, net of current portion above	1,635,639	1,957,605

Total liabilities	7,552,641	8,976,746

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 as of March 31, 2009 and December 31, 2008	52,376	52,376
Additional paid-in capital	27,768,974	27,747,974
Accumulated deficit	(28,459,298)	(28,343,195)

Total stockholders’ (deficiency)	(637,948)	(542,845)

TOTAL	$6,914,693	$8,433,901

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Service revenue	$3,258,102	$6,442,132
Equipment and software revenue	302,526	603,047

Total revenue	3,560,628	7,045,179

Cost of revenues:
Cost of services	2,406,167	4,997,769
Cost of equipment and software	241,227	529,755

Cost of revenues	2,647,394	5,527,524

Gross profit	913,234	1,517,655

Operating expenses:
Selling, general and administrative	831,883	1,222,437
Depreciation and amortization expense	87,800	85,612

Total operating expenses	919,683	1,308,049

Operating (Loss) Income	(6,449)	209,606
Interest expense	(106,654)	(132,880)

(Loss) Income before income taxes	(113,103)	76,726
Income tax provision	(3,000)	(3,861)

NET (LOSS) INCOME	$(116,103)	72,865

Basic net (loss) income per share	$(0.01)	$0.00

Number of shares used in computing basic net income per share	52,375,653	52,375,653

Diluted net (loss) income per share	$(0.01)	$0.00

Number of shares used in computing diluted net income per share	52,375,653	53,005,111

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net (loss) income	$(116,103)	$72,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	87,800	85,612
Stock based compensation	21,000	21,000
Deferred revenue	66,783	(3,032)
Changes in assets and liabilities:
Accounts receivable	1,117,440	(616,692)
Prepaid expenses and other current assets	(147,356)	5,017
Accounts payable, accrued expense and accrued compensation and benefits	(956,550)	222,316

Net cash provided by (used in) operating activities	73,014	(212,914)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(14,347)	(33,712)

Net cash used in investing activities	(14,347)	(33,712)

Cash flows from financing activities:
Net (payment) proceeds under revolving loan	(314,717)	471,861
Principal payments on notes payable and capital lease obligations	(219,621)	(58,232)

Net cash (used in) provided by financing activities	(534,338)	413,629

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(457,671)	167,003
Cash and cash equivalents – January 1,	1,100,224	1,121,694

CASH AND CASH EQUIVALENTS – March 31,	$624,553	$1,288,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$73,201	$98,755

Income taxes	$5,934	$6,005

Noncash investing and financing transactions:
Equipment acquired under capital leases	$—	$12,880

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(116,103)	$72,865

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	52,375,653
Diluted	52,375,653	53,005,111
Basic income per share	$(0.01)	$0.00
Diluted income per share	$(0.01)	$0.00

Dilution is caused by issued and outstanding options. For the 2009 period in which the Company incurred a net loss, the computation for net loss per share excludes the effect of stock options as they were antidilutive.

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

In determining the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	3.02%	3.74%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	295%	102%
Weighted average expected life of options	10 years	10 years

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

5.	Notes Payable

On February 3, 2009, the Company and Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended and Restated Financing Agreement dated as of April 1, 2005 by and between the Company and Ableco (the “Amended Credit Agreement”). The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 will be due commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

On April 8, 2009, the Company and Ableco, as lender and agent, entered into a Sixth Amendment to Amended and Restated Financing Agreement (the “Sixth Amendment”) that further amended the Amended Credit Agreement. The Sixth Amendment modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA. In addition, the Sixth Amendment modified the interest rates applicable to the Revolving Loan and Term Loan B set forth in Section 2.03 of the Amended Credit Agreement as follows: (i) the interest rate on Term Loan B increased from a rate of 3% per annum to a rate equal to 0.25% over the Reference Rate per annum; and (ii) the interest rate on the Revolving Loan increased from a rate equal to 3% over the Reference Rate per annum to a rate equal to 4% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. Finally, the Sixth Amendment gives the Company the option, subject to certain conditions specified in the Sixth Amendment, to elect to have the interest rate on all or a portion of Term Loan B be based on LIBOR rather than the Reference Rate (the “LIBOR Option”). At any time that the Company elects the LIBOR Option with respect to all or a portion of Term Loan B, the interest rate on the portion of Term Loan B covered by the Company’s election of the LIBOR Option for each interest period will be equal to the LIBOR Rate per annum for that interest period plus 4%. The LIBOR Rate will be based on the London Interbank Offered Rate, adjusted as provided in Section 1.2(a) of the Amendment, but will not be less than 4%.

6.	Income Taxes:

The Company has federal and state net operating loss carry forwards that begin to expire in 2019. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at March 31, 2009 was approximately $12.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax expense for the three months ended March 31, 2009 and 2008 was comprised of state taxes which are not based on earnings. For the three months ended March 31, 2008, no other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and an understanding of the operations and financial condition of enherent Corp. (the “Company”). This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In the first quarter of 2009, the Company continued to be adversely affected by the broad economic downturn that began in 2008. The Company believes that customer concerns about the economy have resulted in a change in customer buying patterns, which in turn have had a significant adverse effect on the Company’s revenues and results of operations. At this time, the Company is unable to predict how long the economic downturn will continue to impact the Company’s revenues and results of operations.

enherent’s principal offices are located at 33 Wood Avenue South, Suite 400, Iselin, New Jersey 08830 and its client base is concentrated in Connecticut, New York and New Jersey.

Critical Accounting Policies

Use of Estimates

As described in Note 1 thereto, the unaudited condensed consolidated financial statements presented elsewhere in this document have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Item 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” was issued. Under SFAS 142, goodwill is no longer amortized after December 31, 2001, however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. SFAS 142 became effective for the Company on January 1, 2002. The Company’s goodwill and other intangibles were evaluated for impairment as of March 31, 2009. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2019. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at March 31, 2009 was approximately $12.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three months ended March 31, 2009 and 2008, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Service Revenues:

Service revenues decreased 49.4% to $3.3 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy.

Gross profit from service revenues decreased 41.0% to $852,000 for the three months ended March 31, 2009 from $1.4 million for the three months ended March 31, 2008. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 26.2% for the three months ended March 31, 2009 from 22.4% for the three months ended March 31, 2008. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements, as well as a reduction in associated costs.

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

Equipment and software revenues decreased 49.8% to $303,000 for the three months ended March 31, 2009 from $603,000 for the three months ended March 31, 2008. The decrease in equipment and software revenues was attributable primarily to the Company closing fewer transactions during the quarter as a result of changes in client buying patterns and concerns about a weakening economy.

Gross profit from equipment and software revenues decreased 16.4% to $61,000 for the three-month period ended March 31, 2009 from $73,000 for the three -month period ended March 31, 2008. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the three-month period ended March 31, 2009, which was partially offset by an improvement in product mix.

Gross profit as a percentage of equipment and software revenues increased to 20.3% for the three months ended March 31, 2009 from 12.2% for the three months ended March 31, 2008, as the mix of products sold included higher margin products plus an increase in vendor rebates and incentive program fees.

Operating Expenses:

Operating expenses decreased 29.7% to $920,000 for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in costs of approximately $116,000 in developing our Text Analytics Solutions Practice during the three months ended March 31, 2009.

Interest Expense:

Interest expense decreased 19.7% to $107,000 for the three months ended March 31, 2009 from $133,000 for the three months ended March 31, 2008. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long term debt obligations.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes. For the three months ended March 31, 2008, the provision for income taxes was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income decreased by $189,000 to a loss of $116,000 for the three months ended March 31, 2009 from income of $73,000 for the three months ended March 31, 2008. The change in net income was due primarily to the decrease in gross profit from service revenues partially offset by a reduction in operating expenses during the three months ended March 31, 2009.

Net Income Per Share:

The net loss per share data is based on the Company’s weighted average outstanding shares for the three-month period ended March 31, 2009. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period. The net income per share data for the three-month period ended March 31, 2008 is based on the Company’s weighted average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Liquidity and Capital Resources:

On April 1, 2005, following the consummation of the enherent and Dynax merger, the Company entered into an Amended and Restated Financing Agreement (the “Amended Credit Agreement”) with Ableco Finance LLC (“Ableco”). The Amended Credit Agreement provided the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of the Term Loan B previously outstanding. The loans are collateralized by all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable. The Amended Credit Agreement requires that the Company maintain certain financial covenants.

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

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended Credit Agreement. The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 will be due commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

On April 8, 2009, the Company and Ableco, as lender and agent, entered into a Sixth Amendment to Amended and Restated Financing Agreement (the “Sixth Amendment”) that further amended the Amended Credit Agreement. The Sixth Amendment modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA. In addition, the Sixth Amendment modified the interest rates applicable to the Revolving Loan and Term Loan B set forth in Section 2.03 of the Amended Credit Agreement as follows: (i) the interest rate on Term Loan B increased from a rate of 3% per annum to a rate equal to 0.25% over the Reference Rate per annum; and (ii) the interest rate on the Revolving Loan increased from a rate equal to 3% over the Reference Rate per annum to a rate equal to 4% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. Finally, the Sixth Amendment gives the Company the option, subject to certain conditions specified in the Sixth Amendment, to elect to have the interest rate on all or a portion of Term Loan B be based on LIBOR rather than the Reference Rate (the “LIBOR Option”). At any time that the Company elects the LIBOR Option with respect to all or a portion of Term Loan B, the interest rate on the portion of Term Loan B covered by the Company’s election of the LIBOR Option for each interest period will be equal to the LIBOR Rate per annum for that interest period plus 4%. The LIBOR Rate will be based on the London Interbank Offered Rate, adjusted as provided in Section 1.2(a) of the Sixth Amendment, but will not be less than 4%.

At March 31, 2009 and December 31, 2008, the revolving credit facility balance outstanding was $1,691,353 and $2,006,070 respectively.

Term Loan B is payable in twelve consecutive monthly installments of $47,000 commencing on April 1, 2009 with the last installment of $286,000 due on April 1, 2010, plus interest at a rate equal to 0.25% over the Reference Rate per annum or at the Company’s election, all or a portion of the Term Loan B will accrue interest in accordance with the LIBOR option. At March 31, 2009 and December 31, 2008, the outstanding principal balance of the Term Loan B was $850,000 and $1,062,500, respectively.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax (the “Preferred Stockholders”) had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,000. The Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors (the “Intercreditor Agreement”). The revolving credit facility is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the Preferred Stockholders are secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the revolving credit facility.

One of the promissory notes issued to the Preferred Stockholders was paid in full in August 2008. According to the terms of the remaining three promissory notes issued to the Preferred Stockholders (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. The terms of the Intercreditor Agreement currently prohibit the Company from making payments on the three outstanding promissory notes issued to the Preferred Stockholders. As a result, as of March 31, 2009, the Company has not paid the first annual installment of $177,000 which was originally due on January 1, 2009. The terms of the Intercreditor Agreement also prohibit the Preferred Stockholders from declaring a default, or accelerating payment, of the promissory notes as a result of the Company’s failure to pay the installment due January 1, 2009. At March 31, 2009 and December 31, 2008, the outstanding principal balance on the three notes was $1,412,000.

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At March 31, 2009 and December 31, 2008, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

Cash and cash equivalents were $624,553 at March 31, 2009 compared to $1,100,224 at December 31, 2008.

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

Cash flow provided by operations was $73,000 during the three months ended March 31, 2009. The cash provided by operations during the three months ended March 31, 2009 was attributable primarily to customer collections resulting in a significant decrease in accounts receivable, partially offset by a significant decline in accounts payable, as well as to an increase in deferred revenue.

Cash used in investing activities for the three-month period ended March 31, 2009 was $14,000 related to the purchase of computers and office equipment.

Cash used in financing activities for the three months ended March 31, 2009 was $534,000, consisting of net payment of the revolving credit facility of $314,000 and principal repayments of long-term debt and capital leases of $220,000.

The Company’s accounts receivable were $2.0 million at March 31, 2009 and $3.1 million at December 31, 2008, respectively. The decline in accounts receivable was a result primarily of collections from customers and a decline in revenues. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 51 days as of March 31, 2009 and 41 days as of December 31, 2008. The increase in DSO was primarily the result of slower collections during the three-month period ended March 31, 2009 from certain clients and to the decline in revenues.

The Company’s accounts payable and accrued expenses were $ 2.5 million at March 31, 2009 and $3.3 million at December 31, 2008, respectively. The decrease of $800,000 was primarily the result of paying accounts payable and accrued expenses and a decrease in associated operating costs as revenues declined.

Inflation did not have a material impact on enherent’s revenue or income from operations.

The Company’s working capital deficiency was $3.0 million as of March 31, 2009 and $2.7 million as of December 31, 2008.

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

Forward-looking and Cautionary Statements:

This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include information about possible or assumed future results of enherent’s operations. Statements made in this SEC filing that are qualified with words such as “anticipates,” “would”, “believes,” “expects,” “estimate,” “predict,” “plan,”, “project,” “will,” “should,” “intend” and similar expressions as they relate to enherent or its management are intended to identify such forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; and (v) other risks and uncertainties discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, as well as in any subsequent Company filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the period ended March 31, 2009, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and VP of Finance, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 5.	Other Information

On May 14, 2009, enherent Corp. (the “Company”) entered into the Third Amendment to Employment Agreement dated as of December 1, 2008 by and between the Company and Pamela A. Fredette, President and Chief Executive Officer of the Company, pursuant to which Ms. Fredette’s base salary was set at $250,000 effective May 16, 2009. The foregoing description of the Third Amendment to Employment Agreement is qualified in its entirety by reference to the text of the Third Amendment to Employment Agreement, which is attached hereto as Exhibit 10.27 and incorporated herein by reference.

On May 14, 2009, enherent Corp. (the “Company”) entered into the First Amendment to Employment Agreement dated as of April 1, 2006 by and between the Company and Lori Stanley, General Counsel of the Company, pursuant to which Ms. Stanley’s base salary was set at $160,000 effective May 16, 2009. The foregoing description of the First Amendment to Employment Agreement is qualified in its entirety by reference to the text of the First Amendment to Employment Agreement, which is attached hereto as Exhibit 10.28 and incorporated herein by reference

On May 14, 2009, enherent Corp. (the “Company”) entered into a Marketing Agreement dated as of May 14, 2009 by and between the Company and Douglas Mellinger, a director of the Company, pursuant to which Mr. Mellinger will provide marketing services to the Company on a consulting basis effective May 14, 2009. Mr. Mellinger will be eligible to receive referral fees based upon sales generated under the terms of the Marketing Agreement. The Marketing Agreement provides that Mr. Mellinger will be performing services as an independent consultant and that he will not be deemed to be an employee of the Company. Mr. Mellinger will continue to serve as a non-employee director of the Company. The foregoing description of the Marketing Agreement is qualified in its entirety by reference to the text of the Marketing Agreement, which is attached hereto as Exhibit 10.29 and incorporated herein by reference

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE May 15, 2009	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE May 15, 2009	BY:	/s/ Arunava De
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

E-1

Item No.	Description
*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008 (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

10.19 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.20 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

E-2

Item No.	Description
*10.21 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.22 —	Agreement by and between the Company and Thomas Minerva dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008. (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.24 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.25 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

10.26 —	Sixth Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2009).

*10.27 —	Third Amendment to Employment Agreement, dated as of December 1, 2008, by and between the Company and Pamela A. Fredette (filed herewith).

*10.28 —	First Amendment to Employment Agreement, dated as of April 1, 2006 by and between the Company and Lori Stanley (filed herewith).

*10.29 —	Marketing Agreement by and between the Company and Douglas Mellinger, dated as of May 15, 2009 (filed herewith).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3