Form 10-Q
period 2009-06-30
ENHERENT CORP
filed 2009-08-11
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Larger Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 4, 2009
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$230,240	$1,100,224
Accounts receivable, net	1,479,464	3,098,862
Prepaid expenses and other current assets	240,752	139,563

Total current assets	1,950,456	4,338,649
Furniture, equipment and improvements, net	125,523	163,926
Goodwill	3,619,278	3,619,278
Other intangibles, net	75,000	125,000
Deferred financing costs, net	102,131	146,678
Other assets	41,112	40,370

TOTAL	$5,913,500	$8,433,901

LIABILITIES
Current liabilities:
Revolving credit facility	$1,257,348	$2,006,070
Current portion of long-term debt	1,259,912	1,013,317
Accounts payable and accrued expenses	2,102,910	3,259,926
Deferred revenue	343,190	169,715
Accrued compensation and benefits	377,131	570,113

Total current liabilities	5,340,491	7,019,141
Long-term liabilities:
Long-term debt, net of current portion above	1,345,338	1,957,605

Total liabilities	6,685,829	8,976,746

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 as of June 30, 2009 and December 31, 2008	52,376	52,376
Additional paid-in capital	27,800,974	27,747,974
Accumulated deficit	(28,625,679)	(28,343,195)

Total stockholders’ (deficiency)	(772,329)	(542,845)

TOTAL	$5,913,500	$8,433,901

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Service revenue	$2,528,502	$6,307,124	$5,786,604	$12,749,256
Equipment and software revenue	111,796	889,426	414,322	1,492,473

Total revenue	2,640,298	7,196,550	6,200,926	14,241,729

Cost of revenues:
Cost of services	1,862,564	4,753,304	4,268,731	9,751,073
Cost of equipment and software	89,185	738,015	330,412	1,267,770

Cost of revenues	1,951,749	5,491,319	4,599,143	11,018,843

Gross profit	688,549	1,705,231	1,601,783	3,222,886

Operating expenses:
Selling, general and administrative	673,279	1,438,776	1,505,162	2,661,213
Depreciation and amortization expense	66,186	85,972	153,986	171,584

Total operating expenses	739,465	1,524,748	1,659,148	2,832,797

Operating income (loss)	(50,916)	180,483	(57,365)	390,089
Interest expense	(112,465)	(147,345)	(219,119)	(280,225)

Income (loss) before income taxes	(163,381)	33,138	(276,484)	109,864
Provision for income taxes	(3,000)	5,931	(6,000)	2,070

NET INCOME (LOSS)	$(166,381)	$39,069	$(282,484)	$111,934

Basic net income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Number of shares used in computing basic net income (loss) per share	52,375,653	52,375,653	52,375,653	52,375,653

Diluted net income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Number of shares used in computing diluted net income (loss) per share	52,375,653	53,090,201	52,375,653	53,075,948

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net (loss) income	$(282,484)	$111,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad Debt Expense	(50,000)	—
Depreciation and amortization	153,983	171,584
Stock based compensation	53,000	82,000
Deferred revenue	173,475	(44,903)
Changes in assets and liabilities:
Accounts receivable	1,669,399	(812,243)
Prepaid expenses and other current assets	(101,930)	(182,553)
Accounts payable, accrued expense and accrued compensation and benefits	(1,350,006)	777,765

Net cash provided by operating activities	265,437	103,584

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(21,033)	(35,875)

Net cash used in investing activities	(21,033)	(35,875)

Cash flows from financing activities:
Net (payment) proceeds under revolving loan	(748,722)	594,727
Principal payments on notes payable and capital lease obligations	(365,666)	(328,881)

Net cash (used in) provided by financing activities	(1,114,388)	265,846

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(869,984)	333,555
Cash and cash equivalents – January 1,	1,100,224	1,121,694

CASH AND CASH EQUIVALENTS – June 30,	$230,240	$1,455,249

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$151,954	$215,406

Income taxes	$8,184	$8,450

Noncash investing and financing transactions:
Equipment acquired under capital leases	$—	$16,155

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(166,381)	$39,069	$(282,484)	$111,934

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	52,375,653	52,375,653	52,375,653
Diluted	52,375,653	53,090,201	52,375,653	53,075,948
Basic income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00
Diluted income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

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

In determining the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model with the following assumptions:

	June 30,
	2009	2008
Risk-free interest rate	3.45%	3.74%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	246%	102%
Weighted average expected life of options	10 years	10 years

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

On February 3, 2009, the Company and Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended and Restated Financing Agreement dated as of April 1, 2005 by and between the Company and Ableco (the “Amended Credit Agreement”). The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 payable commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

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

On July 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement (the “Seventh Amendment”) that further amends the Amended Credit Agreement. The Seventh Amendment (a) reduces the revolving credit facility from $4.5 million to $2.5 million; (b) modifies the Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $662,000, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on August 1, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of August, September and October of 2009, $10,000, (ii) for each monthly payment through March 1, 2010, $47,000 and (iii) a final installment equal to the remaining balance on April 1, 2010; and (c) provides a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ended June 30, 2009.

6.	Income Taxes:

The Company has federal and state net operating loss carry forwards that begin to expire in 2019. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at June 30, 2009 was approximately $12.7 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax expense for the six months ended June 30, 2009 and 2008 was comprised of state taxes which are not based on earnings. For the six months ended June 30, 2009, no other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

For the first six months of 2009, the Company continued to be adversely affected by the broad economic downturn that began in 2008. The Company believes that customer concerns about the economy have resulted in a change in customer buying patterns, which in turn have had a significant adverse effect on the Company’s revenues and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment for at least the rest of the year. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for the remainder of 2009. Given the uncertainty in world economies and the possibility of continued weakness in markets served, management has contingency plans to appropriately respond to conditions as they develop, but there can be no assurance that those contingency plans will be successful.

The Company believes that it will be able to meet its working capital needs through December 31, 2009. However, if during that period or thereafter, it is not successful in generating new business and/or sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2019. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at June 30, 2009 was approximately $12.7 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three month and six months ended June 30, 2009 and 2008, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Service Revenues:

Service revenues decreased 54.6 % to $5.8 million for the six months ended June 30, 2009 from $12.7 million for the six months ended June 30, 2008. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy.

Gross profit from service revenues decreased 49.4% to $1.5 million for the six months ended June 30, 2009 from $3.0 million for the six months ended June 30, 2008. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 26.2% for the six months ended June 30, 2009 from 23.5% for the six months ended June 30, 2008. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements, as well as a reduction in associated costs.

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

Equipment and software revenues decreased 72.2% to $414,000 for the six months ended June 30, 2009 from $1.5 million for the six months ended June 30, 2008. The decrease in equipment and software revenues was attributable primarily to the Company closing fewer transactions during the six-month period ended June 30, 2009 as a result of changes in client buying patterns and concerns about a weakening economy.

Gross profit from equipment and software revenues decreased 62.7% to $84,000 for the six-month period ended June 30, 2009 from $225,000 for the six-month period ended June 30, 2008. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the six-month period ended June 30, 2009.

Gross profit as a percentage of equipment and software revenues increased to 20.3% for the six months ended June 30, 2009 from 15.1% for the six months ended June 30, 2008, as a result of the mix of products sold including higher margin products, as well as an increase in vendor rebates and incentive program fees.

Operating Expenses:

Operating expenses decreased 41.4% to $1.7 million for the six months ended June 30, 2009 from $2.8 million for the six months ended June 30, 2008. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in costs of approximately $226,000 in developing our Text Analytics Solutions Practice during the six months ended June 30, 2009.

Interest Expense:

Interest expense decreased 21.8% to $219,000 for the six months ended June 30, 2009 from $280,000 for the six months ended June 30, 2008. The decrease was due primarily to reductions in the average balance on the revolving line of credit and long-term debt obligations.

Provision for Income Taxes:

For the six months ended June 30, 2009, the provision for income taxes related primarily to revenue-based and minimum state taxes. For the six months ended June 30, 2008, the income tax credit includes the benefit of prior years state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. During the six months ended June 30, 2008, the Company was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income (Loss):

Net income decreased by $394,000 to a loss of $282,000 for the six months ended June 30, 2009 from income of $112,000 for the six months ended June 30, 2008. The change in net income was due primarily to the decrease in gross profit from service revenues and from equipment and software revenues partially offset with a reduction in operating expenses during the six months ended June 30, 2009.

Net Income (Loss) Per Share:

The net loss per share data is based on the Company’s weighted average outstanding shares for the six-month period ended June 30, 2009. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period. The net income per share data for the six-month period ended June 30, 2008 is based on the Company’s weighted average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Service Revenues:

Service revenues decreased 60.0% to $2.5 million for the three months ended June 30, 2009 from $6.3 million for the three months ended June 30, 2008. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy.

Gross profit from service revenues decreased 57.1% to $666,000 for the three months ended June 30, 2009 from $1.6 million for the three months ended June 30, 2008. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements.

Gross profit as a percentage of service revenues increased to 26.3% for the three months ended June 30, 2009 from 24.6% for the three months ended June 30, 2008. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements, as well as a reduction in associated costs.

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

Equipment and software revenues decreased 87.4% to $112,000 for the three months ended June 30, 2009 from $889,000 for the three months ended June 30, 2008. The decrease in equipment and software revenues was attributable primarily to the Company closing fewer transactions during the quarter as a result of changes in client buying patterns and concerns about a weakening economy.

Gross profit from equipment and software revenues decreased 85.1% to $23,000 for the three-month period ended June 30, 2009 from $151,000 for the three -month period ended June 30, 2008. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the three-month period ended June 30, 2009.

Gross profit as a percentage of equipment and software revenues increased to 20.2% for the three months ended June 30, 2009 from 17.0% for the three months ended June 30, 2008. The increase in gross profit was attributable primarily to the Company’s sales personnel closing equipment sales at higher margins.

Operating Expenses:

Operating expenses decreased 51.5% to $739,000 for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in costs of approximately $110,000 in developing our Text Analytics Solutions Practice during the three months ended June 30, 2009.

Interest Expense:

Interest expense decreased 23.4% to $112,000 for the three months ended June 30, 2009 from $147,000 for the three months ended June 30, 2008. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long term debt obligations.

Provision for Income Taxes:

For the three months ended June 30, 2009, the provision for income taxes relates primarily to revenue-based and minimum state taxes. For the three months ended June 30, 2008, the income tax credit includes the benefit of prior year’s state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. During the three months ended June 30, 2008, the Company was positively impacted by the availability of net operating loss carry forwards, not previously recognized for financial accounting purposes.

Net Income:

Net income decreased by $205,000 to a loss of $166,000 for the three months ended June 30, 2009 from income of $39,000 for the three months ended June 30, 2008. The change in net income was due primarily to the decrease in gross profit from service revenues and from equipment and software revenues partially offset by a reduction in operating expenses during the three months ended June 30, 2009.

Net Income Per Share:

The net loss per share data is based on the Company’s weighted average outstanding shares for the three-month period ended June 30, 2009. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period. The net income per share data for the three-month period ended June 30, 2008 is based on the Company’s weighted average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

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

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended Credit Agreement. The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 payable commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

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

On July 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement (the “Seventh Amendment”) that further amends the Amended Credit Agreement. The Seventh Amendment (a) reduces the revolving credit facility from $4.5 million to $2.5 million; (b) modifies the Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $662,000, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on August 1, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of August, September and October of 2009, $10,000, (ii) for each monthly payment through March 1, 2010, $47,000 and (iii) a final installment equal to the remaining balance on April 1, 2010; and (c) provides a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ended June 30, 2009.

At June 30, 2009 and December 31, 2008, the revolving credit facility balance outstanding was $1,257,348 and $2,006,070 respectively. At June 30, 2009 and December 31, 2008, the outstanding principal balance of the Term Loan B was $709,000 and $1,062,500, respectively.

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

One of the promissory notes issued to the Preferred Stockholders was paid in full in August 2008. According to the terms of the remaining three promissory notes issued to the Preferred Stockholders (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. The terms of the Intercreditor Agreement currently prohibit the Company from making payments on the three outstanding promissory notes issued to the Preferred Stockholders. As a result, as of June 30, 2009, the Company has not paid the first annual installment of $177,000 which was originally due on January 1, 2009. The terms of the Intercreditor Agreement also prohibit the Preferred Stockholders from declaring a default, or accelerating payment, of the promissory notes as a result of the Company’s failure to pay the installment due January 1, 2009. At June 30, 2009 and December 31, 2008, the outstanding principal balance on the three notes was $1,412,000.

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At June 30, 2009 and December 31, 2008, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

Cash and cash equivalents were $230,240 at June 30, 2009 compared to $1,100,224 at December 31, 2008.

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

Cash flow provided by operations was $265,000 during the six months ended June 30, 2009. The cash provided by operations during the six months ended June 30, 2009 was attributable primarily to customer collections resulting in a significant decrease in accounts receivable, partially offset by a significant decline in accounts payable, as well as to an increase in deferred revenue.

Cash used in investing activities for the six-month period ended June 30, 2009 was $21,000 related to the purchase of computers and office equipment.

Cash used in financing activities for the six months ended June 30, 2009 was $1.1 million, consisting of net payment of the revolving credit facility of $749,000 and principal repayments of long-term debt and capital leases of $366,000.

The Company’s accounts receivable were $1.5 million at June 30, 2009 and $3.1 million at December 31, 2008, respectively. The decline in accounts receivable was a result primarily of collections from customers and a decline in revenues. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 51 days as of June 30, 2009 and 41 days as of December 31, 2008. The increase in DSO was primarily the result of slower collections during the six-month period ended June 30, 2009 from certain clients and to the decline in revenues.

The Company’s accounts payable and accrued expenses were $ 2.1 million at June 30, 2009 and $3.3 million at December 31, 2008, respectively. The decrease of $1.2 million was primarily the result of paying accounts payable and accrued expenses and a decrease in associated operating costs as revenues declined.

The Company’s working capital deficiency was $3.4 million as of June 30, 2009 and $2.7 million as of December 31, 2008.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

While the Company has been able to manage its working capital needs with the current credit facilities, additional financing is likely required in order to meet its current and projected cash flow requirements from operations. Additional financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company’s operations will be negatively impacted.

Inflation

Management does not believe that inflation has had a material effect on the Company’s business, financial condition or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could adversely affect its business, financial condition and results of operations.

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

For the period ended June 30, 2009, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and VP of Finance, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors.

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first six months of fiscal 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 21, 2009. Faith Griffin was elected as a Class III director at the annual meeting with a term expiring in 2012.

Director Election Results.

Class II I Director	Affirmative Votes	Withheld Votes
Faith Griffin	34,758,988	4,124,652

Other directors whose terms continued after the annual meeting and their term expiration date:

Director	Term
Thomas Minerva	Expires 2010
Douglas Mellinger	Expires 2010
Pamela Fredette	Expires 2011
William Cary	Expires 2011

In addition to the Election of Directors, the following two matters were voted upon by the Company’s stockholders at the 2009 Annual Meeting:

(i)	Amendment and Restatement of enherent Corp.’s Restated Certificate of Incorporation that would effect a one-for- ten reverse split of enherent’s Common Stock. The proposal was approved when holders of 27,127,629 shares voted for this proposal; holders of 10,673,230 shares voted against this proposal and holders of 1,082,780 shares abstained or did not vote with respect to this proposal; and

(ii)	Amendment and Restatement of enherent Corp.’s Restated Certificate of Incorporation that would change the name of the Company from enherent Corp. to NextGen Analytics, Inc. This proposal was approved when holders of 34, 736, 865 shares voted for this proposal; holders of 4, 138, 589 shares voted against this proposal and holders of 8,185 shares abstained or did not vote with respect to this proposal.

The Board of Directors (“Board”) of the Company reserved its right to elect not to proceed with the reverse stock split and/or the Company name change, if it determines, in its sole discretion, that these proposals are no longer in the best interests of the Company, provided that the Board shall not elect to proceed with either the reverse stock split or the name change any later than December 31, 2009.

Item 5.	Other Information

None

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE August 11, 2009	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE August 11, 2009	BY:	/s/ Arunava De
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

E-1

Item No.	Description
*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008 (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

10.19 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.20 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

E-2

Item No.	Description
*10.21 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.22 —	Agreement by and between the Company and Thomas Minerva dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008. (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.24 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.25 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

10.26 —	Sixth Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2009).

*10.27 —	Third Amendment to Employment Agreement, dated as of December 1, 2008, by and between the Company and Pamela A. Fredette (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on form 10-Q filed on May 15, 2009).

*10.28 —	First Amendment to Employment Agreement, dated as of April 1, 2006 by and between the Company and Lori Stanley (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on form 10-Q filed on May 15, 2009).

*10.29 —	Marketing Agreement by and between the Company and Douglas Mellinger, dated as of May 15, 2009 (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on form 10-Q filed on May 15, 2009).

10.30 —	Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement, dated as of July 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2009.)

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3