Form 10-Q
period 2009-09-30
ENHERENT CORP
filed 2009-11-09
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23315

enherent Corp.

(Exact name of Registrant as Specified in Its Charter)

Delaware	No. 13-3914972
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

100 Wood Avenue South, Suite 116

Iselin, NJ 08830

(Address of Principal Executive Offices)

(732) 321-1004

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

Larger Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 4, 2009
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$145,401	$1,100,224
Accounts receivable, net	1,862,472	3,098,862
Prepaid expenses and other current assets	159,275	139,563

Total current assets	2,167,148	4,338,649
Furniture, equipment and improvements, net	103,704	163,926
Goodwill	3,619,278	3,619,278
Other intangibles, net	50,000	125,000
Deferred financing costs, net	89,365	146,678
Other assets	45,283	40,370

TOTAL	$6,074,778	$8,433,901

LIABILITIES
Current liabilities:
Revolving credit facility	$1,542,914	$2,006,070
Current portion of long-term debt	1,363,946	1,013,317
Accounts payable and accrued expenses	2,073,625	3,259,926
Deferred revenue	469,270	169,715
Accrued compensation and benefits	318,564	570,113

Total current liabilities	5,768,319	7,019,141
Long-term liabilities:
Long-term debt, net of current portion above	1,166,686	1,957,605

Total liabilities	6,935,005	8,976,746

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding — 52,375,653 as of September 30, 2009 and December 31, 2008	52,376	52,376
Additional paid-in capital	27,810,674	27,747,974
Accumulated deficit	(28,723,277)	(28,343,195)

Total stockholders’ (deficiency)	(860,227)	(542,845)

TOTAL	$6,074,778	$8,433,901

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Service revenue	$2,210,179	$5,406,778	$7,996,783	$18,156,034
Equipment and software revenue	135,035	2,204,099	549,357	3,696,572

Total revenue	2,345,214	7,610,877	8,546,140	21,852,606

Cost of revenues:
Cost of services	1,594,677	4,151,105	5,863,408	13,902,178
Cost of equipment and software	115,622	1,807,518	446,034	3,075,288

Cost of revenues	1,710,299	5,958,623	6,309,442	16,977,466

Gross profit	634,915	1,652,254	2,236,698	4,875,140

Operating expenses:
Selling, general and administrative	560,619	1,367,539	2,065,781	4,028,752
Depreciation and amortization expense	59,586	86,804	213,572	258,388

Total operating expenses	620,205	1,454,343	2,279,353	4,287,140

Operating income (loss)	14,710	197,911	(42,655)	588,000
Interest expense	(120,859)	(146,709)	(339,978)	(426,934)

Income (loss) before income taxes	(106,149)	51,202	(382,633)	161,066
Provision for income taxes	8,551	(4,417)	2,551	(2,347)

NET INCOME (LOSS)	$(97,598)	$46,785	$(380,082)	$158,719

Basic net income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Number of shares used in computing basic net income (loss) per share	52,375,653	52,375,653	52,375,653	52,375,653

Diluted net income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Number of shares used in computing diluted net income (loss) per share	52,375,653	52,909,092	52,375,653	53,059,959

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss)	$(380,082)	$158,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt (recovery) expense	(50,000)	50,000
Depreciation and amortization	213,568	258,388
Stock-based compensation	62,700	115,000
Deferred revenue	299,555	22,388
Changes in assets and liabilities:
Accounts receivable	1,286,390	(1,911,276)
Prepaid expenses and other current assets	(24,625)	(76,729)
Accounts payable, accrued expense and accrued compensation and benefits	(1,437,857)	1,622,869

Net cash (used in) provided by operating activities	(30,351)	239,359

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(21,033)	(54,582)

Net cash used in investing activities	(21,033)	(54,582)

Cash flows from financing activities:
Net (payment) proceeds under revolving loan	(463,156)	348,689
Principal payments on notes payable and capital lease obligations	(440,283)	(576,750)

Net cash (used in) financing activities	(903,439)	(228,061)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(954,823)	(43,284)
Cash and cash equivalents – January 1,	1,100,224	1,121,694

CASH AND CASH EQUIVALENTS – September 30,	$145,401	$1,078,410

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$232,710	$329,401

Income taxes	$8,665	$11,091

Noncash investing and financing transactions:
Equipment acquired under capital leases	$—	$22,274

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2.	Summary of Significant Accounting Policies:

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance or potential significance to the Company.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”). The ASC is the single source of nongovernmental authoritative U.S. GAAP and was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of current U.S. GAAP into a topical format that eliminates the previous GAAP hierarchy. References to accounting standards in this Form 10-Q now refer to the relevant ASC topic.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

3.	Income Per Share:

Basic net income per share is based on the average number of shares outstanding during the period, while fully-diluted net income per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock.

The following table sets forth the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(97,598)	$46,785	$(380,082)	$158,719

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	52,375,653	52,375,653	52,375,653
Diluted	52,375,653	52,909,092	52,375,653	53,059,959
Basic income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Diluted income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

Dilution is caused by issued and outstanding options. For the 2009 period in which the Company incurred a net loss, the computation for net loss per share excludes the effect of stock options as they were antidilutive.

4.	Stock-Based Compensation:

The Company accounts for stock-based compensation under the provisions of ASC 718-10 and ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees”. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

In determining the estimated fair value of its stock options, the Company used the Black-Scholes option pricing model with the following assumptions:

	Nine Months ended September 30,
	2009	2008
Risk-free interest rate	3.45%	4.68%
Dividend yield	0%	0%
Volatility factors of the expected market price for our common stock	246%	102-112%
Weighted average expected life of options	10 years	10 years

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

6.	Notes Payable:

On February 3, 2009, the Company and Ableco Finance LLC (“Ableco”), as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended and Restated Financing Agreement dated as of April 1, 2005 by and between the Company and Ableco (the “Amended Credit Agreement”). The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 became payable commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

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

On July 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement (the “Seventh Amendment”) that further amends the Amended Credit Agreement. The Seventh Amendment: (a) reduced the revolving credit facility from $4.5 million to $2.5 million; (b) modified the Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $662,000, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on August 1, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of August, September and October of 2009, $10,000, (ii) for each subsequent monthly payment through March 1, 2010, $47,000 and (iii) a final installment equal to the remaining balance on April 1, 2010; and (c) provides a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ended June 30, 2009.

On October 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Eighth Amendment to Amended and Restated Financing Agreement (the “Eighth Amendment”) that further amends the Amended Credit. The Eighth Amendment (a) modifies the Term Loan B provided for in Section 2.03 (a) of the Amended Credit Agreement, the aggregate amount of which outstanding on the date of the Eighth Amendment was $642,000, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on October 6, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of October, $20,178, (ii) for November and December of 2009, $10,000 and (iii) for each month thereafter, $47,000; (b) increases the interest rates applicable to the Revolving Loan and Term Loan B set forth in Section 2.04 of the Amended Credit Agreement as follows: (i) the interest rate on Term Loan B is increased from a rate equal to 0.25% over the Reference Rate to 0.75% over the Reference Rate per annum (and from 4.0% over LIBOR to 4.5% over LIBOR, if the Company elects a LIBOR-based rate); and (ii) the interest rate on the Revolving Loan is increased from a rate equal to 4.00% over the Reference Rate per annum to a rate equal to 4.50% over the Reference Rate per annum; and (c) provides a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ending September 30, 2009.

7.	Income Taxes:

The Company has federal and state net operating loss carry forwards that begin to expire in 2019. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at September 30, 2009 was approximately $14.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax benefit for the nine months ended September 30, 2009 was comprised of current period state taxes which are not based on earnings, less any adjustment related to prior period accrued state taxes. The income tax provision for the nine months ended September 30, 2008 is stated net of the benefit of prior year’s state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. For the nine months ended September 30, 2008, no other income taxes were recorded on the earnings as a result of the utilization of the carry forwards. All or a portion of the remaining valuation allowance may be reduced in future periods based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

8.	Subsequent Events Evaluation:

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 9, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our Unaudited Condensed Consolidated Financial Statements.

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

For the first nine months of 2009, the Company continued to be adversely affected by the broad economic downturn that began in 2008. The Company believes that customer concerns about the economy have resulted in a change in customer buying patterns, which in turn have had a significant adverse effect on the Company’s revenues and results of operations.

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

enherent’s principal offices are located at 100 Wood Avenue South, Suite 116, Iselin, New Jersey 08830 and its client base is concentrated in Connecticut, New York and New Jersey.

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

Goodwill and Other Intangible Assets

In June 2001, FASB ASC 350-10 “Goodwill and Other Intangible Assets” was issued. Under FASB ASC 350-10, goodwill is no longer amortized after December 31, 2001, however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. FASB ASC 350-10 became effective for the Company on January 1, 2002. The Company’s goodwill and other intangibles were evaluated for impairment as of March 31, 2009. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

In August 2001, FASB ASC 350-30 “General Intangibles Other Than Goodwill” was issued. Under FASB ASC 350-30 , the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10 and FASB ASC 505-50 “Stock Compensation and Equity Based Payments to Non-Employees”. These statements require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2019. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at September 30, 2009 was approximately $14.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three month and nine months ended September 30, 2009 and 2008, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Service Revenues:

Service revenues decreased 55.9 % to $8.0 million for the nine months ended September 30, 2009 from $18.2 million for the nine months ended September 30, 2008. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy.

Gross profit from service revenues decreased 49.8% to $2.1 million for the nine months ended September 30, 2009 from $4.3 million for the nine months ended September 30, 2008. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain client engagements, as well a reduction in associated costs.

Gross profit as a percentage of service revenues increased to 26.7% for the nine months ended September 30, 2009 from 23.4% for the nine months ended September 30, 2008. The increase in gross profit percentage was attributable primarily to higher bill rates on certain client engagements, as well as a reduction in associated costs.

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

Equipment and software revenues decreased 85.1% to $549,000 for the nine months ended September 30, 2009 from $3.8 million for the nine months ended September 30, 2008. The decrease in equipment and software revenues was attributable primarily to the Company closing several hardware transactions with one customer totaling $2.6 million during the nine-month period ended September 30, 2008 and the Company closing fewer transactions during the nine-month period ended September 30, 2009 as a result of changes in client buying patterns and concerns about a weakening economy.

Gross profit from equipment and software revenues decreased 83.4% to $103,000 for the nine-month period ended September 30, 2009 from $621,000 for the nine-month period ended September 30, 2008. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the nine-month period ended September 30, 2009.

Gross profit as a percentage of equipment and software revenues increased to 18.8% for the nine months ended September 30, 2009 from 16.8% for the nine months ended September 30, 2008, as a result of the mix of products sold including higher margin products, as well as an increase in vendor rebates and incentive program fees.

Operating Expenses:

Operating expenses decreased 46.8% to $2.3 million for the nine months ended September 30, 2009 from $4.3 million for the nine months ended September 30, 2008. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in costs of approximately $328,000 in developing our Text Analytics Solutions Practice during the nine months ended September 30, 2009.

Interest Expense:

Interest expense decreased 20.4% to $340,000 for the nine months ended September 30, 2009 from $427,000 for the nine months ended September 30, 2008. The decrease was due primarily to reductions in the average balance on the revolving line of credit and long-term debt obligations partially offset by increases in the interest rate on the revolving line of credit and the term loans.

Provision for Income Taxes:

Income tax benefit for the nine months ended September 30, 2009 was comprised of current period state taxes which are not based on earnings, less any adjustment related to prior period accrued state taxes. The income tax provision for the nine months ended September 30, 2008 is stated net of the benefit of prior year’s state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. For the nine months ended September 30, 2008, no other income taxes were recorded on the earnings as a result of the utilization of the carry forwards.

Net Income (Loss):

Net income (loss) decreased by $539,000 to a loss of $380,000 for the nine months ended September 30, 2009 from income of $159,000 for the nine months ended September 30, 2008. The change in net income was due primarily to the decrease in gross profit from service revenues and from equipment and software revenues partially offset with a reduction in operating expenses during the nine months ended September 30, 2009.

Net Income (Loss) Per Share:

The net loss per share data for the nine-month period ended September 30, 2009 is based on the Company’s weighted average outstanding shares for the period. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period. The net income per share data for the nine-month period ended September 30, 2008 is based on the Company’s weighted average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Service Revenues:

Service revenues decreased 59.1% to $2.2 million for the three months ended September 30, 2009 from $5.4 million for the three months ended September 30, 2008. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy.

Gross profit from service revenues decreased 51.0% to $616,000 for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain fixed price based client engagements and a reduction in associated costs.

Gross profit as a percentage of service revenues increased to 27.9% for the three months ended September 30, 2009 from 23.2% for the three months ended September 30, 2008. The increase in gross profit percentage was attributable primarily to higher bill rates on certain fixed priced based client engagements, as well as a reduction in associated costs.

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

Equipment and software revenues decreased 93.9% to $135,000 for the three months ended September 30, 2009 from $2.2 million for the three months ended September 30, 2008. The decrease in equipment and software revenues was attributable primarily to the Company closing several hardware transactions with one customer totaling $2.0 million during the three-month period ended September 30, 2008 and the Company closing fewer transactions during the three-month period ended September 30, 2009 as a result of changes in client buying patterns and concerns about a weakening economy.

Gross profit from equipment and software revenues decreased 95.1% to $19,000 for the three-month period ended September 30, 2009 from $397,000 for the three-month period ended September 30, 2008. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the three-month period ended September 30, 2009.

Gross profit as a percentage of equipment and software revenues decreased to 14.4% for the three months ended September 30, 2009 from 18.0% for the three months ended September 30, 2008. The decrease in gross profit was attributable primarily to the Company closing fewer sales of high margin products during the three-month period ended September 30, 2009.

Operating Expenses:

Operating expenses decreased 57.4% to $620,000 for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in costs of approximately $102,000 in developing our Text Analytics Solutions Practice during the three months ended September 30, 2009.

Interest Expense:

Interest expense decreased 17.6% to $121,000 for the three months ended September 30, 2009 from $147,000 for the three months ended September 30, 2008. The decrease was due primarily to reductions in the average balance on the revolving line of credit and in long-term debt obligations partially offset by increases in the interest rate on the revolving line of credit and the term loans.

Provision for Income Taxes:

Income tax benefit for the nine months ended September 30, 2009 was comprised of current period state taxes which are not based on earnings, less any adjustment related to prior period accrued state taxes. The income tax provision for the nine months ended September 30, 2008 is stated net of the benefit of prior year’s state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings. For the nine months ended September 30, 2008, no other income taxes were recorded on the earnings as a result of the utilization of the carry forwards.

Net Income (Loss):

Net income (loss) decreased by $144,000 to a loss of $98,000 for the three months ended September 30, 2009 from an income of $47,000 for the three months ended September 30, 2008. The change in net income (loss) was due primarily to the decrease in gross profit from service revenues and from equipment and software revenues partially offset by a reduction in operating expenses during the three months ended September 30, 2009.

Net Income (Loss) Per Share:

The net loss per share data for the three-month period ended September 30, 2009 is based on the Company’s weighted average outstanding shares for that period. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period. The net income per share data for the three-month period ended September 30, 2008 is based on the Company’s weighted average outstanding shares for the period (basic) plus its dilutive outstanding stock options for that period (fully-diluted).

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

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended Credit Agreement. The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 became payable commencing on April 1, 2009, and the last installment of $286,000 will be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

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

On July 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement (the “Seventh Amendment”) that further amends the Amended Credit Agreement. The Seventh Amendment: (a) reduced the revolving credit facility from $4.5 million to $2.5 million; (b) modified the Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $662,000, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on August 1, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of August, September and October of 2009, $10,000, (ii) for each subsequent monthly payment through March 1, 2010, $47,000 and (iii) a final installment equal to the remaining balance on April 1, 2010; and (c) provides a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ended June 30, 2009.

On October 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Eighth Amendment to Amended and Restated Financing Agreement (the “Eighth Amendment”) that further amends the Amended Credit Agreement. The Eighth Amendment (a) modifies the Term Loan B provided for in Section 2.03 (a) of the Amended Credit Agreement, the aggregate amount of which outstanding on the date of the Eighth Amendment was $642,000, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on October 6, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of October, $20,178, (ii) for November and December of 2009, $10,000 and (iii) for each month thereafter, $47,000; (b) increases the interest rates applicable to the Revolving Loan and Term Loan B set forth in Section 2.04 of the Amended Credit Agreement as follows: (i) the interest rate on Term Loan B is increased from a rate equal to 0.25% over the Reference Rate to 0.75% over the Reference Rate per annum (and from 4.0% over LIBOR to 4.5% over LIBOR, if the Company elects a LIBOR-based rate); and (ii) the interest rate on the Revolving Loan is increased from a rate equal to 4.00% over the Reference Rate per annum to a rate equal to 4.50% over the Reference Rate per annum; and (c) provides a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ending September 30, 2009.

At September 30, 2009 and December 31, 2008, the revolving credit facility balance outstanding was $1,542,914 and $2,006,070 respectively. At September 30, 2009 and December 31, 2008, the outstanding principal balance of the Term Loan B was $642,000 and $1,062,500, respectively.

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

One of the promissory notes issued to the Preferred Stockholders was paid in full in August 2008. According to the terms of the remaining three promissory notes issued to the Preferred Stockholders (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,000 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. The terms of the Intercreditor Agreement currently prohibit the Company from making payments on the three outstanding promissory notes issued to the Preferred Stockholders. As a result, as of September 30, 2009, the Company has not paid the first and the second annual installment of $177,000 which was originally due on January 1, 2009 and July 1, 2009. The terms of the Intercreditor Agreement also prohibit the Preferred Stockholders from declaring a default, or accelerating payment, of the promissory notes as a result of the Company’s failure to pay the installment due January 1, 2009. At September 30, 2009 and December 31, 2008, the outstanding principal balance on the three notes was $1,412,000. All past due principal bear interest at 12% until paid. The 12% past-due interest rate is increased by an additional 2% every six months that a past-due amount remains outstanding, such that it will increase to 14% if a past-due amount remains outstanding for six months, 16% if a past-due amount remains outstanding for twelve months, and 18% if a past-due amount remains outstanding for 18 months. The past-due interest rate will at no time exceed 18%. The Company accrued interest on all past-due amounts in accordance with the terms of the note.

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At September 30, 2009 and December 31, 2008, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

Cash and cash equivalents were $145,401 at September 30, 2009 compared to $1,100,224 at December 31, 2008.

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

Cash flow used in operations was $30,000 during the nine months ended September 30, 2009 compared to cash flow provided from operations $239,000 during the nine months ended September 30, 2008. This change was attributable primarily to the net loss combined with customer collections resulting in a significant decrease in accounts receivable, partially offset by a significant decline in accounts payable, as well as to an increase in deferred revenue.

Cash used in investing activities for the nine-month period ended September 30, 2009 was $21,000 related to the purchase of computers and office equipment.

Cash used in financing activities for the nine months ended September 30, 2009 was $903,000, consisting of net payment of the revolving credit facility of $463,000 and principal repayments of long-term debt and capital leases of $440,000.

The Company’s accounts receivable were $1.9 million at September 30, 2009 and $3.1 million at December 31, 2008, respectively. The decline in accounts receivable was a result primarily of collections from customers and a decline in revenues. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 72 days as of September 30, 2009 and 41 days as of December 31, 2008. The increase in DSO was primarily the result of slower collections during the nine-month period ended September 30, 2009 from certain clients and to the decline in revenues.

The Company’s accounts payable and accrued expenses were $ 2.1 million at September 30, 2009 and $3.3 million at December 31, 2008, respectively. The decrease of $1.2 million was primarily the result of paying accounts payable and accrued expenses and a decrease in associated operating costs as revenues declined.

The Company’s working capital deficiency was $3.6 million as of September 30, 2009 and $2.7 million as of December 31, 2008.

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

Inflation:

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

Recent Accounting Pronouncements:

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

For the period ended September 30, 2009, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and VP of Finance, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules

13a-15 and 15d-15 as of September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors.

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2008 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first nine months of fiscal 2009.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE November 9, 2009	BY:	/S/ PAMELA A. FREDETTE
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE November 9, 2009	BY:	/S/ ARUNAVA DE
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description

2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

E-1

Item No.	Description

*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008 (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

10.19 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.20 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

E-2

Item No.	Description

*10.21 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.22 —	Agreement by and between the Company and Thomas Minerva dated as of January 1, 2008 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008. (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.24 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.25 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

10.26 —	Sixth Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2009).

*10.27 —	Third Amendment to Employment Agreement, dated as of December 1, 2008, by and between the Company and Pamela A. Fredette (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on form 10-Q filed on May 15, 2009).

*10.28 —	First Amendment to Employment Agreement, dated as of April 1, 2006 by and between the Company and Lori Stanley (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on form 10-Q filed on May 15, 2009).

*10.29 —	Marketing Agreement by and between the Company and Douglas Mellinger, dated as of May 15, 2009 (Incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on form 10-Q filed on May 15, 2009).

10.30 —	Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement, dated as of July 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2009.)

10.31 —	Waiver, Consent and Eighth Amendment to Amended and Restated Financing Agreement, dated as of October 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2009.)

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3