Form 10-K
period 2009-12-31
ENHERENT CORP
filed 2010-03-30
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the

Securities Exchange Act of 1934

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23315

enherent Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3914972
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Wood Avenue South, Suite 116
Iselin, New Jersey	08830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 321-1004

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

Larger Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $669,799.

The number of shares outstanding of each of the registrant’s Common Stock, as of March 24, 2010 was 52,375,653 shares.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Cautionary Note Regarding Forward-Looking Statements

The following description of the business of enherent Corp. (“enherent” or “Company”) contains certain forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include information about possible or assumed future results of enherent’s operations. When used in this section and elsewhere in this Form 10-K, the words “anticipates,” “would,” “believes,” “expects,” “estimate,” “predict,” “plan,” “project,” “will,” “should,” “intend” and similar expressions as they relate to enherent or its management are intended to identify such forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; and (v) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, such forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in “Risk Factors” below.

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

COMPANY HISTORY

enherent Corp. was first incorporated as PRT Corp. of America, a New York corporation, in 1989 and was reincorporated in Delaware in 1996 as PRT Group Inc. In July of 2000, PRT Group Inc. changed its name to enherent Corp. enherent’s principal offices are located at 100 Wood Avenue South, Suite 116, Iselin, New Jersey 08830 and its telephone number is (732) 321-1004.

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

enherent derives a significant portion of its revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2009, enherent’s five largest customers represented 57.8% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were New York City Department of Homeless Services—25.4%; Mass Mutual—18.9%; Deloitte—4.5%; Aetna—4.5%; and SAIC—4.4%. The loss of any one of these customers could have a material adverse effect on enherent’s future results of operations.

Sales, Marketing and Recruiting

enherent’s marketing strategy is to develop long-term business relationships with existing and new clients to enable enherent to become a preferred provider of information technology services. enherent seeks to employ a cross-selling approach where appropriate to expand the number of services utilized by a single client. Other sales and marketing methods include lead generation from its business partnership with IBM, client referrals, networking and attending trade shows. At December 31, 2009, enherent employed 3 sales, business development and recruiting personnel. enherent’s website www.enherentcorp.com also serves as another marketing resource. The web site provides information to the information technology community about enherent’s services.

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

Employees

At December 31, 2009, enherent had 62 employees and independent contractors (35 employees made up of 25 billable consultants, 3 sales, marketing and recruiting personnel, 7 management/general administrative personnel and 27 billable independent contractors). None of enherent’s employees are covered by a collective bargaining agreement and enherent has never experienced a work stoppage, strike or labor dispute. All independent contractors act as consultants and they are not employees of enherent. There can be no assurance that the services of these independent contractors will continue to be available to enherent on terms acceptable to enherent.

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

Research and Development

We believe that to compete favorably we must continue to invest in the research and development of our services. Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary products and services. Accordingly, the Company invested $443,000 in developing our entry into the Text Analytics Solutions Market during the year ended December 31, 2009.

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

On April 1, 2005, we entered into an Amended and Restated Financing Agreement, dated April 1, 2005, among us and Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The credit facility is secured by a first lien on all of our tangible and intangible assets. The Amended Credit Agreement originally provided for a Term Loan B and a revolving credit facility. As of December 31, 2009, the Amended Credit Facility, as a result of subsequent amendments, provided for a revolving loan facility of $3,101,822, of which $601,822 was used to repay the outstanding balance of Term Loan B as of that date. The interest rate applicable to the revolving credit facility under the Amended Credit Agreement is currently 4.50% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. The revolving loan facility expires on December 31, 2010. The Amended Credit Facility, as most recently amended on December 31, 2010, reduces the availability under the revolving loan facility on the first Business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11,822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000. As of December 31, 2009, the balance outstanding under the revolving credit facility was $1,695,076.

The holders of the enherent preferred stock immediately prior to the merger of enherent and Dynax had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger, on April 1, 2005, all of the shares of outstanding preferred stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,500. According to the terms of the three promissory notes held by three former holders of enherent Preferred Stock (the “Preferred Stockholders”) that remain outstanding (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding was payable in arrears. These three notes had terms of five years and no principal payments were owed in the first twenty-nine months ending September 1, 2007. Thereafter, semi-annual principal payments in the amount of $177,000 were due for the following two years and for the last year semi-annual principal payments in the amount of $353,000 shall be due. Effective August 10, 2007, we agreed with the former Preferred Stockholders to amend and restate the promissory notes. The three outstanding amended and restated notes have an aggregate principal amount of $1,412,500 and a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. No payments have been made to the Preferred Stockholders since the inception of the notes. Interest continues to accrue at 6% and is payable at maturity. At December 31, 2009, the outstanding principal balance on the three notes was $1,412,500. The outstanding notes issued to the Preferred Stockholders are secured by liens on all our tangible and intangible assets, which lien is subordinated to the lien securing the credit facility.

We have three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At December 31, 2009, the outstanding principal balance outstanding was $457,000. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004. At December 31, 2009, interest of $387,234 has accrued on these notes.

At December 31, 2009 after giving effect to the amendment to the Amended Credit Agreement discussed above, the Company’s long-term obligations with maturities of less than one year totaling $2.4 million consisted primarily of the Ableco’s revolving asset based credit facility of $1.7 million and $0.7 million of principal payments due to notes held by former enherent Preferred Stockholders. Our current debt structure could:

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

As widely reported, global credit and financial markets began experiencing extreme disruptions during the second half of 2008, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These economic circumstances have affected businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The tightening of credit in financial markets has led businesses to postpone spending, which has caused certain of our customers to cancel, decrease or delay their existing and future orders with us. The continuing disruption in the credit markets has severely restricted access to capital. As a result, the ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due is significantly constrained. We are unable to predict how much longer these conditions will persist, but if they persist for an extended period or worsen, our business and results of operations could be materially and adversely affected.

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

We derive a significant portion of our revenues from large-scale engagements with a limited number of clients. For the year ended December 31, 2009, enherent’s five largest customers represented 57.8% of its total revenues. During that period, the five largest customers and their percentages of enherent’s total revenues were New York City Department of Homeless Services—25.4%; Mass Mutual—18.9%; Deloitte—4.5%; Aetna—4.5%; and SAIC—4.4%. The mix of significant clients and their respective percentages will vary for different periods in time due to overall revenue levels, new clients being added and changes in activity within specific accounts. The loss of any one of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a limited number of clients results in a significant concentration of credit risk.

Due to our dependence on a limited number of clients, we are subject to a concentration of credit risk with respect to accounts receivable. In the case of insolvency by one of our significant clients, accounts receivable with respect to that client might not be collectible, might not be fully collectible or might be collectible over longer than normal terms, each of which could adversely affect enherent’s financial position. As of December 31, 2009, our accounts receivable totaled $1.4 million. Of this amount, $673,000, or 49.0% was due from our five largest customers. There can be no assurance that we will not suffer credit losses in the future.

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

We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations or to finance acquisitions. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past five years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing or companies with a history of losses such as ours. Additional financing may require us to take on more debt, including convertible debt, or to issue additional shares of our common stock, or preferred stock convertible into common stock, such that our existing stockholders may experience substantial dilution.

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

We had goodwill totaling approximately $4.3 million prior to two impairment charges of $800,000 in 2009 and $715,000 in 2008, leaving a balance of approximately $2.8 million at December 31, 2009. This goodwill resulted from the merger of Dynax and enherent. We evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates at least once a year. The Company generally determines the fair value of a reporting unit using a combination of the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit’s multiples of sales and EBITDA to those multiples of its competitors. Based upon indicators of impairment in the fourth quarter of fiscal 2009, which included a significant decrease in our market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook due primarily to the current macroeconomic environment, the Company performed an interim impairment test as of December 31, 2009. The Company completed the impairment analysis and concluded that the fair value was below the carrying value of goodwill. The Company recorded an impairment charge of $800,000 and $715,000 as of December 31, 2009 and 2008, respectively. This estimated fair value of our goodwill could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in a further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

The demand for the Company’s services is dependent upon general economic conditions. The Company’s business tends to suffer during economic downturns, such as the current recession. The recent slowing of the economy has already adversely affected the Company’s revenue and operating profit and the continuation of the current recession could further adversely affect the Company’s revenues and operating profit. While the Company attempts to manage its costs, including its personnel, in relation to its business volume, these efforts may not be successful and the timing of these efforts and associated costs may adversely affect the Company’s results. The weakened economy results in decreased demand for temporary and permanent personnel. When economic activity slows down, many of the Company’s customers reduce their use of temporary employees before undertaking layoffs of their regular employees resulting in decreased demand for contingent workers. A number of customers in 2009 reduced their workforces, including contingent labor. There is also less need for contingent workers by all customers and potential customers, who are less inclined to add to their costs. Since employees are also reluctant to risk changing employers, there are fewer openings available and therefore reduced activity in permanent placements as well. In addition, while in many fields there are ample applicants for available positions, variations in the rate of unemployment and higher wages sought by temporary workers in certain technical fields which still experience labor shortages could affect the Company’s ability to meet its customers’ demands in these fields and adversely affect the Company’s profit margins.

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

We are highly dependent on our senior executives, including Pamela Fredette, our Chairman, CEO and President since the completion of our merger with Dynax in April 2005. Prior to the merger, she had served as Dynax’s Chief Executive Officer and President, and as a director, since joining Dynax in June 2002. On December 3, 2007, we entered into the First Amendment to Employment Agreement with Ms. Fredette pursuant to which the term of her employment was extended from March 31, 2008 to March 31, 2010, subject thereafter to automatic annual renewals absent notice of termination by us or Ms. Fredette. On December 1, 2008, we entered into the Second Amendment to the Employment Agreement with Ms. Fredette pursuant to which her base salary was set at $300,000 effective January 1, 2009. On May 14, 2009, we entered into the Third Amendment to the Employment Agreement with Ms. Fredette pursuant to which her base salary was set at $250,000 effective May 16, 2009. The loss of the services of Ms. Fredette could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

enherent’s executive office is located at 100 Wood Avenue South, Suite 116, Iselin, New Jersey 08830 and consists of approximately 1,100 square feet in a leased facility with a term expiring on April 30, 2011. In addition, enherent leases approximately 750 square feet in a facility in Hartford, Connecticut for a branch office. The lease on the Hartford branch office expires on May 31, 2010. enherent also leases approximately 3,925 square feet in a facility in Syosset, New York. The lease on the Syosset branch office expires on December 31, 2010. At this time, enherent does not anticipate requiring additional space.

Item 3.	Legal Proceedings

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.	RESERVED

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ENHT”.

Set forth below are the high and low sale price information as quoted on the OTCBB for the periods indicated, which information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Period	High	Low
2008
First Quarter	$0.13	$0.08
Second Quarter	$0.12	$0.07
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.07	$0.02

2009
First Quarter	$0.05	$0.02
Second Quarter	$0.04	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01

The approximate number of stockholders of record of the Common Stock as of March 24, 2010 was 146 based on transfer agent reports; the closing sale price of the Common Stock on the OTCBB on March 24, 2010 was $0.01.

The Company has not declared or paid any cash dividends on the Common Stock in recent years and does not currently intend to do so. The Company intends to retain any future earnings for reinvestment in its business or to use such earnings to repay debt. Our senior secured credit facility imposes restrictions on our ability to declare dividends.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

(In thousands, except per share data)

	Years ended December 31,
	2005	2006	2007	2008	2009
Statement of Operations Data:
Revenues:
Service revenue	$23,788	$27,487	$27,912	$22,490	$9,993
Equipment and software revenue	3,532	2,633	2,774	4,948	770

Total Revenues	27,320	30,120	30,686	27,438	10,763

Cost of revenues
Cost of services	17,966	21,085	21,311	17,147	7,230
Cost of equipment and software	2,724	2,026	2,345	4,089	600

Total cost of revenues	20,690	23,111	23,656	21,236	7,830

Gross profit	6,630	7,009	7,030	6,202	2,933
Operating expenses	6,713	6,540	5,957	6,073	3,733

Income (loss) from operations	(83)	469	1,073	129	(800)
Other expense	(643)	(739)	(647)	(551)	(462)

Income (loss) before income taxes	(726)	(270)	426	(422)	(1,262)
Provision for income taxes	(17)	(28)	(14)	(6)	0

Net income (loss) available to common Stockholders	$(743)	$(298)	$412	$(428)	$(1,262)

Basic and diluted net income (loss) per share	$(0.02)	$(0.01)	$0.01	$(0.01)	$(0.01)

Number of shares used in computing basic net income (loss) per share	43,175,973	50,361,173	51,345,255	52,375,653	52,375,653

Number of shares used in computing diluted net income (loss) per share	43,175,973	50,361,173	52,061,649	52,375,653	52,375,653

	As of December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Working capital deficiency	$(2,239)	$(2,736)	$(2,351)	$(2,681)	$(3,652)
Total assets	10,754	10,038	10,172	8,434	4,637
Current portion of long-term obligations	3,778	3,611	3,402	3,019	2,413
Long-term obligations, less current portions	3,818	3,234	2,956	1,958	1,165
Total liabilities	11,665	11,057	10,418	8,977	6,362
Mandatory redeemable preferred stock	—	—	—	—	—
Total stockholders’ (deficiency)	(911)	(1,019)	(245)	(543)	(1,725)

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

A majority of enherent’s consulting engagements are performed on a time and material basis and tend to present lower risk and have lower gross profit margins than enherent’s fixed price engagements. Time and material engagements consist of providing technology consultants to clients on a temporary basis. The consultants’ work is supervised and managed by the client. Generally, time and material contracts are less than a year in duration. Fixed price engagements are generally for a year or less and represented less than 5% of enherent’s revenue in 2009 and less than 2% in 2008.

enherent utilizes standard billing guidelines for consulting services based on the type of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. enherent typically bills its clients for time and material services on a weekly, semi monthly and monthly basis as specified by the contract with a particular client. Actual billing rates and payment schedules for fixed-price engagements are made on a case-by-case basis and are set forth in the contract with the client. Consulting services revenues generated under time and material engagements are recognized as the services are rendered. Consulting services revenues generated under fixed price engagements are recognized when the work is performed based upon the completion of milestones. enherent also derives revenues from computer equipment and software license sales. Revenues generated from computer equipment are recognized when the equipment is received by the client. Revenues generated from software license sales are recognized at the inception of the software license term. In addition, enherent generates revenues from the permanent placement of individuals at client accounts. Revenues generated from the permanent placements of individuals at client accounts are recognized when the candidate has satisfied any guarantee period, which ranges from 30 to 90 days. There were no revenues from permanent placement of individuals in 2009 and revenues from permanent placement of individuals were $46,000 in 2008.

enherent evaluates the strengths and weaknesses of its financial condition and operating performance by monitoring and managing certain factors including: gross profit and utilization of time and material and fixed price engagements, sales pipeline and sales backlog; and earnings before interest, depreciation, taxes and amortization. enherent monitors operating performance to financial projections by analyzing and reviewing the sales pipeline (high probability near-term revenue opportunities) and signed sales backlog on a weekly basis. On a weekly basis, a formal sales status update meeting is held to review high probability opportunities and determine actions needed to close the opportunity. Signed backlog is updated weekly and reports are produced for management. Signed backlog as a percentage of remaining business required to achieve financial goals is assessed to determine the financial stability of the business. On a weekly basis, management reviews actual results compared to the operation budget and, if revenues are not aligned with expenses, management takes action to reduce expenses. Management believes that the implementation of the controls relating to cost containment has had a favorable impact on enherent’s operating results.

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

During 2009, the Company was adversely affected by the broad economic downturn that began in 2008. The Company believes that customer concerns about the economy resulted in a change in customer buying patterns, which in turn had a significant adverse effect on the Company’s revenues and results of operations.

Management expects that global economic conditions will continue to present a challenging operating environment for at least the rest of the year. To the extent permitted by working capital resources, management intends to continue making targeted investments in strategic operating and growth initiatives. Working capital management will continue to be a high priority for 2010. Given the uncertainty in world economies and the possibility of continued weakness in markets served, management has contingency plans to appropriately respond to conditions as they develop, but there can be no assurance that those contingency plans will be successful.

The Company believes that it will be able to meet its working capital needs during 2010. However, if during that period or thereafter, it is not successful in generating new business and/or sufficient capital resources, on terms acceptable to it, this could have a material adverse effect on the Company’s business, results of operations, liquidity and financial condition.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	72.7	77.4
Gross profit	27.3	22.6
Operating expenses	34.7	22.1
Income (loss) from operations	(7.4)	0.5
Other income (expense)	(4.3)	(2.0)
Net Income (loss)	(11.7)	(1.5)

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Service Revenues:

Service revenues decreased 55.6% to $10.0 million for the year ended December 31, 2009 from $22.5 million for the year ended December 31, 2008. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakening economy.

Gross profit from service revenue decreased 48.2% to $2.8 million for the year ended December 31, 2009 from $5.3 million for the year ended December 31, 2008. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements, as well a reduction in associated costs.

Gross profit as a percentage of service revenues was approximately 27.6% for the year ended December 31, 2009 and 23.8% for the year ended December 31, 2008. The increase in gross profit percentage was attributable primarily to higher bill rates on certain client engagements, as well as a reduction in associated costs.

Equipment and Software Revenues:

Equipment and software revenues decreased 84.4% to $770,000 for the year ended December 31, 2009 from $4.9 million for the year ended December 31, 2008. The decrease in equipment and software revenues was attributable primarily to the Company closing several hardware transactions with one customer totaling $3.3 million during the year ended December 31, 2008 and the Company closing fewer overall transactions during the year ended December 31, 2009, as a result of changes in client buying patterns and concerns about a weakening economy.

Gross profit from equipment and software revenues decreased 80.2% to $170,000 for the year ended December 31, 2009 from $859,000 for the year ended December 31, 2008. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the year ended December 31, 2009.

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

Gross profit as a percentage of equipment and software revenues increased to 22.1% for the year ended December 31, 2009 from 17.4% for the year ended December 31, 2008 as a result of the mix of products sold.

Operating Expenses:

Selling, general and administrative expenses decreased 47.0% to $2.7 million for the year ended December 31, 2009 from $5.0 million for the year ended December 31, 2008. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs, partially offset by increases in start up costs of approximately $445,000 in developing our entry into the Text Analytics Solutions Market during the year ended December 31, 2009.

Due to worsening economic conditions, the Company has performed an interim goodwill impairment test as of December 31, 2009 and 2008. This resulted in the recognition of a goodwill impairment charges of $800,000 and $715,000 in 2009 and 2008, respectively.

Interest Expense:

Interest expense decreased 16.2% to $462,000 for the year ended December 31, 2009 from $551,000 for the year ended December 31, 2008. The decrease was due primarily to reductions in the average balance on the revolving line of credit and long-term debt obligations, partially offset by increases in the interest rate on the revolving line of credit and the term loans.

Provision for Income Taxes:

Income tax provision for the year ended December 31, 2009 was comprised of current period minimum state taxes which are not based on earnings, less any adjustment related to prior period accrued state taxes. The income tax provision for the year ended December 31, 2008 is stated net of the benefit of prior year’s state tax refunds of approximately $10,000 not previously recorded, less state income taxes for the current year which are not based on earnings.

Net Loss:

Net loss increased by $833,000 to a loss of $1.26 million for the year ended December 31, 2009 compared to net loss of $428,000 for the year ended December 31, 2008. The decrease in net income was attributable primarily to start up costs of approximately $445,000 in developing our entry into the Text Analytics Solutions Market and a non-cash goodwill impairment charge of $800,000 for the year ended December 31, 2009.

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

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended Credit Agreement. The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500 at December 31, 2008, to provide that the first installment of $212,500 became due upon the effective date of the Fifth Amendment, twelve consecutive monthly installments of $47,000 would be due commencing on April 1, 2009, and the last installment of $286,000 would be due on April 1, 2010, and (c) modified its financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA.

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

On July 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement (the “Seventh Amendment”) that further amended the Amended Credit Agreement. The Seventh Amendment: (a) reduced the revolving credit facility from $4.5 million to $2.5 million; (b) modified the Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $662,000 on the date of the Seventh Amendment, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on August 1, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of August, September and October of 2009, $10,000, (ii) for each subsequent monthly payment through March 1, 2010, $47,000 and (iii) a final installment equal to the remaining balance on April 1, 2010; and (c) provided a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ended June 30, 2009.

On October 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Eighth Amendment to Amended and Restated Financing Agreement (the “Eighth Amendment”) that further amended the Amended Credit Agreement. The Eighth Amendment (a) modified the Term Loan B provided for in Section 2.03 (a) of the Amended Credit Agreement, the aggregate amount outstanding of which was $642,000 on the date of the Eighth Amendment, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on October 6, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of October, $20,178, (ii) for November and December of 2009, $10,000 and (iii) for each month thereafter, $47,000; (b) increased the interest rates applicable to the Revolving Loan and Term Loan B set forth in Section 2.04 of the Amended Credit Agreement as follows: (i) the interest rate on Term Loan B was increased from a rate equal to 0.25% over the Reference Rate to 0.75% over the Reference Rate per annum (and from 4.0% over LIBOR to 4.5% over LIBOR, if the Company elects a LIBOR-based rate); and (ii) the interest rate on the Revolving Loan was increased from a rate equal to 4.00% over the Reference Rate per annum to a rate equal to 4.50% over the Reference Rate per annum; and (c) provided a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ending September 30, 2009.

On December 31, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Ninth Amendment to Amended and Restated Financing Agreement (the “Ninth Amendment”) that further amended the Amended Credit Agreement. The Ninth Amendment modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA. In addition, the Ninth Amendment (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2010 to December 31, 2010; (b) provided for $601,822 of Additional Availability under the revolving loan to be used to satisfy/repay the Term Loan B in full with such Additional Availability being reduced, on the first Business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11, 822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000; and (c) provided a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ending December 31, 2009.

Under US generally accepted accounting principles, the loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The loan agreement requires that the Company maintain certain financial covenants, as set forth above.

At December 31, 2009 and 2008, the revolving credit facility balance outstanding was $1,695,076 and $2,006,000, respectively.

There was no outstanding principal balance of Term Loan B at December 31, 2009 in accordance with the terms of the Ninth Amendment. The outstanding principal balance of the Term Loan B was $1,062,500 at December 31, 2008.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger with Dynax, on April 1, 2005, all of the shares of outstanding Preferred Stock have been converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,500. According to the terms of three of the promissory notes held by three former holders of enherent Preferred Stock (the “Preferred Stockholders”) (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,500 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. No payments have been made to the Preferred Stockholders since the inception of the notes. At December 31, 2009 and 2008, the outstanding principal balance on the three notes was $1,412,500. The fourth note was paid in full in 2008.

The Company entered into an Intercreditor and Subordination Agreement dated April 1, 2005 among the Company, certain subsidiaries listed therein, Ableco and the Preferred Stockholders to define the rights of and evidence the priorities among those creditors. The revolving credit facility is secured by a first lien on all tangible and intangible assets of the Company. The Term Loan B and the notes issued to the Preferred Stockholders were secured on a pari passu basis by liens on all tangible and intangible assets of the Company, which liens are subordinated to the lien securing the revolving credit facility.

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At December 31, 2009 and 2008, the outstanding principal balance outstanding was $456,830. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

At December 31, 2009 after giving effect to the amendments to the Amended Credit Agreement discussed above, the Company’s long-term obligations with maturities of less than one year totaling $2.4 million consisted primarily of the Ableco’s revolving asset based credit facility of $1.7 million and $0.7 million of principal obligations to promissory notes held by former holders of enherent Preferred Stock.

Cash and cash equivalents were $89,000 at December 31, 2009 compared to $1,100,000 at December 31, 2008.

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

If the Company experiences a deficiency in revenue, earnings or operating cash flow with respect to its fixed charges and operating expenses in the future, it would need to fund the fixed charges and operating expenses from borrowings from its revolving credit facility. If borrowings from the Company’s credit facility are insufficient to fund its operations, debt service and capital expenditures, it may need to seek additional sources of capital through means such as the issuance of equity or subordinated debt. In addition, it may not be able to obtain additional debt or equity financing on terms acceptable too it, or at all. If the Company is not able to secure additional capital, it could be required to delay paying its account payables or forego business opportunities.

Cash flow provided by operations was $484,000 for the year ended December 31, 2009 compared to $1.4 million in the prior year. The decrease in cash flow provided by operations resulted from the net loss from operations of $1.26 million being more than offset by non-cash charges from goodwill impairment of $800,000, stock based compensation of $80,000 and, depreciation and amortization of $274,000, as well as and from customer collections resulting in a reduction in accounts receivable of $1,777,000. Cash flow from operations in 2008 was generated primarily by customer collections resulting in a reduction in accounts receivable, a decrease in prepaid expenses and non-cash charges.

Cash used in investing activities for the year ended December 31, 2009 and 2008 related to the purchases of computers, software upgrades and office equipment totaling $96,000 and $65,000, respectively.

Cash used in financing activities for the year ended December 31, 2009 and 2008 consisting primarily of net repayments on the revolving credit facility and principal repayments of long-term debt and capital leases of $1,400,000 in each year.

The Company’s accounts receivable were $1.4 million at December 31, 2009 and $3.1 million at December 31, 2008. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 47 days as of December 31 2009 and 41 days as of December 31, 2008. The increase in DSO was primarily the result of slower payments from certain customers during the twelve-month period ended December 31, 2009.

The Company’s working capital deficiency was $3.7 million and $2.7 million as of December 31, 2009 and December 31, 2008, respectively.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

Our ability to survive current financial difficulties resulting from our working capital deficiency is dependent on our capacity to generate revenues from the sale of our services and products. Nevertheless, by managing our operations, we believe we will have sufficient capital resources to meet projected cash flow requirements through 2010. If during fiscal 2010 we are not successful in generating sufficient liquidity from operations, we will seek to raise additional financing. Additional financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company’s operations will be negatively impacted.

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

Other Arrangements

The Company does not provide post-retirement or post-employment benefits.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company reduces revenue for estimated customer discounts. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

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

Fixed Assets

Fixed assets are stated at cost, and depreciation on furniture and equipment, computer equipment and software is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The Company evaluates long-lived assets for impairment and records charges in operating results when events and circumstances indicate that assets may be impaired. The impairment charge is determined based upon the amount by which the net book value of the asset exceeds its estimated fair market value or undiscounted cash flow. No impairment charges have been recognized in the two years ended December 31, 2009.

Goodwill and Other Intangible Assets

In June 2001, FASB ASC 350-10 “Goodwill and Other Intangible Assets” was issued. Under FASB ASC 350-10, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. ASC 350-10 became effective for the Company on January 1, 2002.

In August 2001, FASB ASC 350-30 “General Intangibles Other Than Goodwill” was issued. Under ASC 350-30, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10 “Stock Compensation” and FASB ASC 505-50 “Equity Based Payments to Non-Employees.” This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards, a portion of which begin to expire in 2029. However, as a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at December 31, 2009 was approximately $14.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Contractual Obligations

The following table of contractual obligations sets forth the contractual obligations of the Company as of December 31, 2009:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$3,564,399	$2,401,326	$706,250	$456,823	—
Capital Lease Obligations	13,881	12,149	1,732	—	—
Operating Lease Obligations	165,942	149,515	16,427	—	—
				—	—

Total	$3,744,222	$2,562,990	$724,409	$456,823	—

Item 8.	Financial Statements and Supplementary Data

The following consolidated Financial Statements can be found on the pages referenced below:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company dismissed Cornick, Garber & Sandler, LLP (“Cornick”) as its independent registered public accounting firm on April 27, 2009. Cornick became the Company’s auditors on May 10, 2005, following the completion of a merger transaction between the Company and Dynax Solutions, Inc. The Audit Committee of the Company’s Board of Directors approved the dismissal of Cornick.

During the fiscal years ended December 31, 2007 and 2008 and through the date hereof, between the Company and its accountants, there have been: (i) no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K); and (iii) no adverse opinions or disclaimer of opinions in the Company’s financial statements, nor was any opinion qualified or modified as to uncertainty, audit scope or accounting principle.

From May 10, 2005, through the date hereof, Cornick had not issued any reports or opinions and there have been no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has provided Cornick a copy of the disclosures in this Item 9 prior to the filing with the Securities and Exchange Commission (“SEC”) and requested that Cornick furnish it with a letter addressed to the SEC stating that Cornick agrees with the Company’s statements in this Item 4.01. A copy of the letter dated April 28, 2009 furnished by Cornick in response to that request is filed as Exhibit 16.1 to the Company’s Form 8-K filed April 28, 2009.

The Audit Committee of the Board of Directors also approved the Company’s selection of RBSM LLP (“RBSM”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2009. On April 27, 2009, the Company formally retained RBSM by executing an engagement letter dated April 9, 2009.

During the Company’s two most recent fiscal years ended December 31, 2007 and December 31, 2008, any subsequent interim period through April 27, 2009, the Company did not consult with RBSM regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by RBSM on the Company’s financial statements. Further, RBSM did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting or any matter being the subject of disagreement or “reportable event” or any other matter as defined in Regulation S-K, Item 304 (a)(1)(iv) or (a)(1)(v).

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(a) Directors of the Company.

This information will be included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the heading “Election of Directors” and is incorporated herein by reference.

(b) Executive Officers of the Company.

This information will be included in the 2010 Proxy Statement under the heading “Executive Officers” and is incorporated herein by reference.

(c) Information Regarding Audit Committee and Nominating & Governance Committee

This information will be included in the 2010 Proxy Statement under the heading “Meetings and Certain Committees of the Board of Directors” and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance.

This information will be included in the 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The information called for by Item 11 with respect to management remuneration and transactions is incorporated herein by reference to the material under the caption “Executive Compensation” in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the captions “Ownership of enherent Corp. Common Stock” and “Equity Compensation Plan Information” in the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 with respect to transactions between the Company and certain related entities is incorporated herein by reference to the material under the captions “Director Compensation” and “Executive Compensation” in the 2010 Proxy Statement. The information called for by Item 13 with respect to director independence is incorporated herein by reference to the material under the caption “Election of Directors” and “Meetings and Certain Committees of the Board of Directors” in the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 with respect to principal accountant fees and services is incorporated herein by reference to the material under the caption “Independent Public Accountants” in the 2010 Proxy Statement.

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

enherent Corp.

March 30, 2010	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Date: March 30, 2010	By:	/s/ PAMELA FREDETTE
Pamela Fredette
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 30, 2010	By:	/s/ ARUNAVA DE
Arunava De
VP of Finance (Principal Financial and Accounting Officer)

Date: March 30, 2010	By:	/s/ DOUGLAS K. MELLINGER
Douglas K. Mellinger
Director

Date: March 30, 2010	By:	/s/ THOMAS MINERVA
Thomas Minerva
Vice Chairman and Director

Date: March 30, 2010	By:	/s/ FAITH GRIFFIN
Faith Griffin
Director

Date: March 30, 2010	By:	/s/ WILLIAM CARY
William Cary
Director

S-1

enherent Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

enherent Corp.

We have audited the accompanying consolidated balance sheets of enherent Corp. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of enherent Corp. and Subsidiaries as of December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/RBSM LLP

New York, New York

March 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

enherent Corp.

We have audited the accompanying consolidated balance sheet of enherent Corp. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on them based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornick, Garber & Sandler, LLP

Cornick, Garber & Sandler, LLP

New York, New York

March 30, 2009

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$89,068	$1,100,224
Accounts receivable, net of allowance for doubtful accounts of $55,492 and $105,492 at December 31, 2009 and 2008, respectively	1,372,025	3,098,862
Prepaid expenses and other current assets	84,827	139,563

Total current assets	1,545,920	4,338,649

Furniture, equipment and improvements, net	156,893	163,926

Goodwill	2,819,278	3,619,278
Other intangible assets, net	25,000	125,000
Deferred financing costs, net	76,599	146,678
Other assets	13,664	40,370

TOTAL	$4,637,354	$8,433,901

LIABILITIES

Current liabilities:
Revolving credit facility	$1,695,076	$2,006,070
Current portion of long-term debt	718,399	1,013,317
Accounts payable and accrued expenses	2,263,286	3,259,926
Deferred revenue	370,494	169,715
Accrued compensation and benefits	150,422	570,113

Total current liabilities	5,197,677	7,019,141
Long-term liabilities:
Long-term debt, net of current portion above	1,164,805	1,957,605

Total liabilities	6,362,482	8,976,746

Commitments and contingencies

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued-none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding—52,375,653 shares in 2009 and 2008	52,376	52,376
Additional paid-in capital	27,827,674	27,747,974
Accumulated deficit	(29,605,178)	(28,343,195)

Total stockholders’ (deficiency)	(1,725,128)	(542,845)

TOTAL	$4,637,354	$8,433,901

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues:
Service revenue	$9,992,468	$22,490,266
Equipment and software revenue	770,268	4,948,050

Total revenues	10,762,736	27,438,316

Cost of revenues:
Cost of services	7,229,589	17,147,437
Cost of equipment and software	599,799	4,089,228

Cost of revenues	7,829,388	21,236,665

Gross profit	2,933,348	6,201,651

Operating expenses:
Selling, general and administrative	2,659,205	5,020,725
Depreciation and amortization expense	273,285	337,103
Impairment of goodwill	800,000	715,000

Total operating expenses	3,732,490	6,072,828

Operating income (loss)	(799,142)	128,823
Interest expense	(462,392)	(551,263)

Loss before income taxes	(1,261,534)	(422,440)
Provision for income taxes	(449)	(6,180)

NET LOSS	$(1,261,983)	$(428,620)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Number of shares used in computing basic and diluted net loss per share	52,375,653	52,375,653

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholder Deficiency
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2008	—	$—	52,375,653	$52,376	$27,616,974	$(27,914,575)	$(245,225)
Stock based compensation	—	—	—	—	131,000	—	131,000
Net loss for the year ended December 31, 2008	—	—	—	—	—	(428,620)	(428,620)

Balance at December 31, 2008	—	—	52,375,653	52,376	27,747,974	(28,343,195)	(542,845)
Stock based compensation	—	—	—	—	79,700	—	79,700
Net loss for the year ended December 31, 2009	—	—	—	—	—	(1,261,983)	(1,261,983)

Balance at December 31, 2009	—	$—	52,375,653	$52,376	$27,827,674	$(29,605,178)	$(1,725,128)

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net loss	$(1,261,983)	$(428,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt (recovery) expense	(50,000)	50,000
Impairment of goodwill	800,000	715,000
Depreciation	103,206	102,795
Amortization of deferred financing costs	70,079	134,308
Amortization of intangibles	100,000	100,000
Stock based compensation	79,700	131,000
Changes in assets and liabilities:
Accounts receivable	1,776,837	695,864
Prepaid expenses and other current assets	54,736	4,418
Other assets	26,706	1,463
Accounts payable and accrued expenses	(1,416,331)	(59,640)
Deferred revenue	200,779	68

Net cash provided by operating activities	483,729	1,446,656

Cash flows from investing activities:
Purchase of furniture, fixtures, and equipment	(96,173)	(64,653)

Net cash used in investing activities	(96,173)	(64,653)

Cash flows from financing activities:
Repayment of notes payable, others	—	(122,046)
Net repayments under revolving loan	(310,994)	(818,621)
Principal repayments on Ableco Term Loan B	(1,062,500)	(425,000)
Principal payments on capital lease obligations	(25,218)	(37,806)

Net cash used in financing activities	(1,398,712)	(1,403,473)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,011,156)	(21,470)
CASH AND CASH EQUIVALENTS—JANUARY 1	1,100,224	1,121,694

CASH AND CASH EQUIVALENTS—DECEMBER 31	$89,068	$1,100,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$366,084	$423,098

Income taxes	$8,665	$12,000

Noncash investing and financing transactions:
Equipment acquired under capital leases	$—	$22,274

The accompanying notes are an integral part of these consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Liquidity

The Company’s financial statements have been prepared assuming it will continue as a going concern. As of December 31, 2009, the Company had a working capital deficiency of $3,651,757. The Company’s cash flow provided by operations was $484,729 and $1,446,656 for the years ended December 31, 2009 and 2008, respectively.

Management has reduced the Company’s cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to further improve its cash flow and liquidity position. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2010.

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

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options and warrants for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculation. For the years ended December 31, 2009 and 2008, diluted net loss per share does not include potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been anti-dilutive.

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

Goodwill and Other Intangibles

In June 2001, FASB ASC 350-10 “Goodwill and Other Intangible Assets” was issued. Under ASC 350-10, goodwill is no longer amortized after December 31, 2001. However, it must be evaluated for impairment at least

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

annually and any losses due to impairment are recognized in earnings. ASC 350-10 became effective for the Company on January 1, 2002. As of December 31, 2009 and 2008, the Company recorded impairment charges of $800,000 and $715,000, respectively. See Note 4.

In August 2001, FASB ASC 350-30 “General Intangibles Other Than Goodwill” was issued. Under ASC 350-30, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Deferred Financing Costs

Deferred financing costs represent fees paid in connection with obtaining bank and other long-term financing. These fees are amortized over the term of the related financing.

Fair Value of Financial Instruments

In January 2008, the Company adopted the provisions of Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of ASC 820-10 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with ASC 820-10.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718-10 “Stock Compensation” and ASC 505-50 “Equity Based Payments to Non-Employees.” This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 “Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

Advertising

Advertising costs are expensed as incurred. Advertising expense, including marketing expense, for the years ended December 31, 2009 and 2008 was approximately $35,000 and $38,000, respectively.

Research and Development

The Company accounts for research and development costs in accordance with FASB ASC 730 “Research and Development,” under which all research and development costs must be charged to expense as incurred. The Company incurred costs of $443,000 and $517,000 in developing its entry into the Text Analytics Solutions Market during the year ended December 31, 2009 and December 31, 2008 respectively. The Company did not incur any material research and development expenditures during the year ended December 31, 2007.

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

For the year ended December 31, 2009, two customers accounted for approximately 44% of revenues and 38% of the total outstanding accounts receivable the largest of which represented approximately 25% and 33% of the respective totals. For the year ended December 31, 2008, three customers accounted for approximately 52% of revenues and 40% of the total outstanding accounts receivable, the largest of which represented approximately 25% and 14% of the respective totals.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”). Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The primary beneficiary assessment must be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company adopted this guidance on January 1, 2010 and does not expect it to have an effect on its consolidated results of operations and financial condition.

In June 2009, the FASB issued additional guidance under ASC 860 “Accounting for Transfer of Financial Assets and Extinguishment of Liabilities” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company’s financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.” This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASC 985-605, “Software Revenue Recognition.” This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—FURNITURE, EQUIPMENT AND IMPROVEMENTS

Furniture, equipment and improvements consist of the following:

	December 31,		Estimated Useful Lives (Years)
	2009	2008
Furniture, fixtures and equipment	$2,461,761	$2,365,588	7
Leasehold improvements	329,736	329,736	7 – 10

Total	2,791,497	2,695,324
Less accumulated depreciation and amortization	(2,634,604)	(2,531,398)

Balance*	$156,893	$163,926

*	Balance includes net assets under capital leases of approximately $19,000 and $58,000 in 2009 and 2008, respectively.

Depreciation expense was $103,206 and $102,795 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

On April 1, 2005, enherent Corp. and Dynax Solutions, Inc. entered into a business combination. As a result of this merger, the Company recorded goodwill of $4.3 million. Goodwill acquired in the merger is not amortized and is not deductible for tax purposes. Based upon indicators of impairment in the fourth quarter of fiscal 2008, which included a significant decrease in market capitalization of the Company, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the current macroeconomic environment, the Company performed an interim impairment test as of December 31, 2008. The Company completed the impairment analysis and concluded that the fair value was below the carrying value of goodwill. The Company recorded impairment charges of $800,000 and $715,000 as of December 31, 2009 and 2008, respectively. The Company had recorded no impairment charges with respect to the merger goodwill prior to December 31, 2008.

The Company determined the fair value of its goodwill using the income approach, which is based on the present value of estimated future cash flows, and the market approach, which compares the business unit’s

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

multiples of sales and EBITDA to those multiples its competitors. This estimated fair value of our goodwill could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of our business decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the Company. These changes could result in a further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

NOTE 5—REVOLVING CREDIT FACILITY

On April 1, 2005, following the consummation of the enherent and Dynax merger, the Company entered into an Amended and Restated Financing Agreement with Ableco Finance LLC (“Ableco”) as lender and agent (the “Amended Credit Agreement”). The Amended Credit Agreement provided the Company with a three-year extension of the revolving credit facility previously outstanding and an increase in the revolving credit facility from $4.0 million to $6.0 million. The Amended Credit Agreement also amended the terms of Term Loan A and Term Loan B previously outstanding. The loans are collateralized by a first lien on all the tangible and intangible assets of the Company. Borrowings under the revolving credit facility bear interest at 3% above the greater of (a) the prime rate or (b) 7.75% a year, payable monthly and are limited in general to 85% of eligible accounts receivable and 80% of the net amount of unbilled accounts receivable.

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

On February 3, 2009, the Company and Ableco, as lender and agent, entered into a Fifth Amendment to Amended and Restated Financing Agreement (the “Fifth Amendment”) that further amended the Amended Credit Agreement. The Fifth Amendment: (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2009 to April 1, 2010, (b) amended the amortization of Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $1,062,500 at December 31, 2008, to provide that the first installment of $212,500 became due upon the effective date of the Amendment, twelve consecutive monthly installments of $47,000 would be due commencing on April 1, 2009, and the last installment of $286,000 would be due on April 1, 2010, and (c) modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA. The balance sheet classification of the Term Loan B at December 31, 2008 gives effect to the terms of the Fifth Amendment.

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

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

On July 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Seventh Amendment to Amended and Restated Financing Agreement (the “Seventh Amendment”) that further amended the Amended Credit Agreement. The Seventh Amendment: (a) reduced the revolving credit facility from $4.5 million to $2.5 million; (b) modified the Term Loan B set forth in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $662,000 on the date of the Seventh Amendment, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on August 1, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of August, September and October of 2009, $10,000, (ii) for each subsequent monthly payment through March 1, 2010, $47,000 and (iii) a final installment equal to the remaining balance on April 1, 2010; and (c) provided a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ended June 30, 2009.

On October 2, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Eighth Amendment to Amended and Restated Financing Agreement (the “Eighth Amendment”) that further amended the Amended Credit Agreement. The Eighth Amendment (a) modified the Term Loan B provided for in Section 2.03 of the Amended Credit Agreement, the aggregate amount outstanding of which was $642,000 on the date of the Eighth Amendment, to provide for the repayment of such amount in consecutive monthly installments on the first day of each month, commencing on October 6, 2009 until the Term Loan B Maturity Date, with each such monthly installment in an aggregate amount equal to (i) in the case of October, $20,178, (ii) for November and December of 2009, $10,000 and (iii) for each month thereafter, $47,000; (b) increased the interest rates applicable to the Revolving Loan and Term Loan B set forth in Section 2.04 of the Amended Credit Agreement as follows: (i) the interest rate on Term Loan B was increased from a rate equal to 0.25% over the Reference Rate to 0.75% over the Reference Rate per annum (and from 4.0% over LIBOR to 4.5% over LIBOR, if the Company elects a LIBOR-based rate); and (ii) the interest rate on the Revolving Loan was increased from a rate equal to 4.00% over the Reference Rate per annum to a rate equal to 4.50% over the Reference Rate per annum; and (c) provided a waiver to the Company for not meeting the Consolidated EBITDA and Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ending September 30, 2009.

On December 31, 2009, the Company and Ableco, as lender and agent, entered into a Waiver, Consent and Ninth Amendment to Amended and Restated Financing Agreement (the “Ninth Amendment”) that further amended the Amended Credit Agreement. The Ninth Amendment modified financial covenants set forth in Section 6.03 of the Amended Credit Agreement relating to the Fixed Charge Coverage Ratio and Consolidated EBITDA. In addition, the Amendment (a) extended the revolving loan maturity date under the Amended Credit Agreement from April 1, 2010 to December 31, 2010; (b) provided for $601,822 of Additional Availability under the revolving loan to be used to satisfy/repay the Term Loan B in full with such Additional Availability being reduced, on the first Business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11, 822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000; and (c) provided a waiver to the Company for not meeting the Consolidated EBITDA and

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Fixed Charge Coverage Ratio covenants in the Amended Credit Agreement for the period ending December 31, 2009. The balance sheet classification of the Term Loan B at December 31, 2009 gives effect to the terms of the Ninth Amendment.

At December 31, 2009 and 2008, the revolving credit facility balance outstanding was $1,695,076 and $2,006,070, respectively.

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

The total amount and terms of the long term debt including capital lease obligations are summarized as follows:

	December 31
	2009	2008

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

	$1,412,500	$1,412,500

Ableco Term Loan B (See Note 5)	—	1,062,500

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

	344,200	344,207

Various capital lease obligations related to the acquisition of computer and office equipment in the Consolidated Balance Sheet. Capital leases are stated net of interest at nominal amounts.	13,881	39,092

Total debt	1,883,204	2,970,922
Less current portion of long-term debt	(718,399)	(1,013,317)

Non-current portion of long-term debt	$1,164,805	$1,957,605

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

At December 31, 2009, aggregate maturities of long-term debt including capital leases are as follows:

Year ending December 31:
2010	$718,399
2011	707,982
2012	300,000
2013	156,823

Total	$1,883,204

NOTE 7—CAPITAL STOCK

The Company has authorized 111,000,000 shares of capital stock, consisting of (i) 101,000,000 shares of voting common stock, par value $.001 per share (the “Voting common Stock”), (ii) 1,000,000 shares of non-voting common stock, par value $.001 per share (the “Non-voting Common Stock” and, together with the Voting Common Stock, the “Common Stock”) and (iii) 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”).

As of December 31, 2009 and 2008, the Company had 52,375,653 shares of voting common stock issued and outstanding.

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

On May 24, 2007, the Company’s stockholders approved an amendment and restatement of the 2005 Plan. The purpose of the amendment and restatement of the 2005 Plan was to increase the number of options granted to our non-employee directors under the Plan. Previously, at the time a non-employee director was first elected to the Board, the director was awarded an option to purchase 30,000 shares of our stock. In addition, on the date of the Annual Meeting, each continuing non-employee director was previously awarded an option to purchase 30,000 shares of stock, unless the director already received an option on that date as a newly elected director. As a result of the amendment and restatement of the 2005 Plan, commencing with the grants made in connection with the 2007 Annual Meeting, each continuing non-employee director will be awarded an option to purchase 50,000 shares of stock, unless the director already received an option on that date as a newly elected director. In addition, new directors will be awarded an option to purchase 50,000 shares of our stock at the time a non-employee director is first elected to the Board.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

On May 22, 2008, the Company’s stockholders approved a further amendment and restatement of the 2005 Plan. The purpose of this amendment and restatement of the 2005 Plan was to increase the number of shares of common stock reserved for issuance under the 2005 Plan to 9,000,000. Before the amendment and restatement of the 2005 Plan, the number of shares reserved under the 2005 Plan was 4,000,000, and 238,681 shares were available for issuance under the 2005 Plan as of April 9, 2008.

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

On February 27, 2009, the Company issued to employees ten-year options to purchase a total of 170,000 shares of the Company’s common stock at an exercise price of $0.04 per share. On May 21, 2009, the Company issued to Board Members ten-year options to purchase a total of 200,000 shares of the of the Company’s common stock at an exercise price of $0.02 per share. On November 5, 2009, the Company issued to employees ten-year options to purchase a total of 850,000 shares of the Company’s common stock at an exercise price of $0.01 per share.

A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and the changes during the two years then ended are as follows:

	Shares	Weighted Average Price per Share
Outstanding—January 1, 2008	8,200,248	0.21
2007 transactions:
Exercised	—	—
Cancelled	(1,000,000)	0.08
Forfeited	(1,123,967)	0.47
Granted	2,875,000	0.08

Outstanding—December 31, 2008	8,951,281	0.15

2009 transactions:
Exercised	—	—
Forfeited	(805,640)	0.40
Granted	1,220,000	0.02

Outstanding—December 31, 2009	9,365,641	0.11

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table summarizes information about the stock options outstanding as at December 31, 2009:

Exercise Prices	Number Outstanding	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.01 – $0.09	3,647,495	3,566,662	6.33
$0.10 – $0.29	5,632,376	5,632,376	3.77
$0.66 – $0.78	20,000	20,000	1.10
$1.13 – $1.82	65,770	65,770	0.43

Total	9,365,641	9,284,808

The weighted-average fair value of stock options granted during the years ended December 31, 2009 and 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	December 31,
	2009	2008
Risk-free interest rate	3.45%	4.68%
Dividend yield	0%	0%
Volatility factor of the expected market price of Common Stock	246%	102-112%
Average life years	10	10

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

At December 31, 2009, the aggregate intrinsic value of options outstanding was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.01 as of December 31, 2009 and the exercise price, multiplied by the number of options outstanding. At December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $4,740. For the years ended December 31, 2009 and 2008, the Company stock-based compensation expense was $79,700 and $131,000, respectively.

NOTE 9—INCOME TAXES

The Company has federal and state net operating loss carry forwards, a portion of which begin to expire in 2029. However, as a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at December 31, 2009 was approximately $14.5 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

In June 2006, FASB issued ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

Income tax provision for the year ended December 31, 2009 was comprised of current period minimum state taxes which are not based on earnings, less any adjustment related to prior period accrued state taxes. The income tax provision for the year ended December 31, 2008 is stated net of the benefit of prior year’s state tax refunds of approximately $10,000 not previously recorded, less state income taxes for that year which were not based on earnings.

At December 31, 2009 and 2008, the significant components of the deferred tax assets are summarized below:

	2009	2008
Net operating loss carry forwards	$5,800,000	$4,970,000
Stock options and other	180,000	160,000
Amortization of intangibles and depreciation of fixed assets	740,000	690,000

Total deferred tax assets	6,720,000	5,820,000
Less valuation allowance	(6,720,000)	(5,820,000)

Balance	$—	$—

NOTE 10—RETIREMENT PLANS

The Company maintains a 401(k) plan (the “Plan”) covering all its eligible employees. The Plan is currently funded by voluntary salary deductions by plan participants and is limited to the maximum amount that can be deducted for federal income tax purposes. Commencing in 2006, the Company elected to make 401(k) matching contributions discretionary, but no matching contributions were made by the Company for the years ended December 31, 2009 and 2008.

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

During the years ended December 31, 2009 and 2008, the Company had only domestic operations.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and operating facilities under non-cancelable operating leases, expiring at various dates through April 2011. The office leases contain real estate tax and operating escalations.

Rent expense is included in general and administrative expenses in the consolidated statement of operations. The rentals under these leases are recorded for financial accounting purposes on a straight-line basis. Accrued future rentals give effect to both future scheduled increases and certain concessions at lease inception.

The Company also leases office equipment under non-cancelable operating leases, expiring at various times through September 2012.

Future minimum lease payments under operating leases are as follows:

Year ending December 31,
2010	$149,516
2011	15,185
2012	1,242

Total minimum lease payments	$165,943

For the years ended December 31, 2009 and 2008, rent expense was approximately $380,000 and $478,000, respectively.

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

As of December 31, 2009, the Company had an employment agreement with another executive officer with a one-year term that renews automatically for additional one-year terms if neither the Company nor the executive give notice of non-renewal.

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

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS AT AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 13—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and December 31, 2008, the Company charged to operations $30,000 and $80,000 respectively for consulting services performed by the Vice Chairman of the Board of Directors of the Company.

NOTE 14—FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The financial assets of the Company measured at fair value on a recurring basis are primarily cash and cash equivalents. The Company’s cash and cash equivalents securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

NOTE 15—SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 30, 2010, a date that the financial statements were issued. All appropriate subsequent event disclosures, if any have been made in notes to our Consolidated Financial Statements.

INDEX TO EXHIBITS

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

Item No.	Description
*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.19 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.20 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

Item No.	Description
*10.21 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.22 —	Agreement by and between the Company and Thomas Minerva dated as of January 2, 2007. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008. (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.24 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.25 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

10.26 —	Sixth Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2009).

*10.27 —	Third Amendment to Employment Agreement, dated as of May 14, 2009, by and between the Company and Pamela A. Fredette. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

*10.28 —	First Amendment to Employment Agreement, dated as of May 14, 2009, by and between the Company and Lori Stanley. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

*10.29 —	Marketing Agreement by and between the Company and Douglas Mellinger, dated as of May 15, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

10.30 —	Seventh Amendment to Amended and Restated Financing Agreement, dated as of July 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2009).

10.31 —	Eighth Amendment to Amended and Restated Financing Agreement, dated as of October 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2009).

10.32 —	Ninth Amendment to Amended and Restated Financing Agreement, dated as of December 31, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2010).

14.1 —	Code of Ethics and Business Conduct for Officers, Directors and Employees of enherent Corp. (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed March 30, 2004).

Item No.	Description
16.1 —	Letter furnished by Cornick, Garber & Sandler, LLP to the Securities and Exchange Commission, dated April 28, 2009, indicating their agreement with the statements contained in this Form 8-K filing. (Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on April 28, 2009).

21.1 —	List of Subsidiaries (filed herewith).

23.1 —	Consent of RBSM LLP, dated March 30, 2010 (filed herewith).

23.2 —	Consent of Cornick, Garber & Sandler, LLP, dated March 30, 2009 (filed herewith).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-4