Form 10-Q
period 2010-03-31
ENHERENT CORP
filed 2010-05-14
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 12, 2010
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51,286	$89,068
Accounts receivable, net	1,536,724	1,372,025
Prepaid expenses and other current assets	63,738	84,827

Total current assets	1,651,748	1,545,920
Furniture, equipment and improvements, net	133,434	156,893
Goodwill	2,819,278	2,819,278
Other intangibles, net	—	25,000
Deferred financing costs, net	63,833	76,599
Other assets	13,664	13,664

TOTAL	$4,681,957	$4,637,354

LIABILITIES
Current liabilities:
Revolving credit facility	$1,777,154	$1,695,076
Current portion of long-term debt	1,067,557	718,399
Accounts payable and accrued expenses	2,249,474	2,263,286
Deferred revenue	306,486	370,494
Accrued compensation and benefits	324,315	150,422

Total current liabilities	5,724,986	5,197,677
Long-term liabilities:
Long-term debt, net of current portion above	810,239	1,164,805

Total liabilities	6,535,225	6,362,482

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 as of March 31, 2010 and December 31, 2009	52,376	52,376
Additional paid-in capital	27,836,674	27,827,674
Accumulated deficit	(29,742,318)	(29,605,178)

Total stockholders’ (deficiency)	(1,853,268)	(1,725,128)

TOTAL	$4,681,957	$4,637,354

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Service revenue	$1,929,136	$3,258,102
Equipment and software revenue	289,257	302,526

Total revenue	2,218,393	3,560,628

Cost of revenues:
Cost of services	1,339,251	2,406,167
Cost of equipment and software	236,974	241,227

Cost of revenues	1,576,225	2,647,394

Gross profit	642,168	913,234

Operating expenses:
Selling, general and administrative	589,877	831,883
Depreciation and amortization expense	59,147	87,800

Total operating expenses	649,024	919,683

Operating (Loss)	(6,856)	(6,449)
Interest expense	(127,284)	(106,654)

(Loss) before income taxes	(134,140)	(113,103)
Income tax provision	(3,000)	(3,000)

NET (LOSS)	$(137,140)	$(116,103)

Basic net (loss) income per share	$(0.01)	$(0.01)

Number of shares used in computing basic net loss per share	52,375,653	52,375,653

Diluted net (loss) per share	$(0.01)	$(0.01)

Number of shares used in computing diluted net loss per share	52,375,653	52,375,653

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
NET DECREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net (loss)	$(137,140)	$(116,103)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	46,380	87,800
Stock based compensation	9,000	21,000
Deferred revenue	(64,008)	66,783
Changes in assets and liabilities:
Accounts receivable	(164,699)	1,117,440
Prepaid expenses and other current assets	21,090	(147,356
Accounts payable, accrued expense and accrued compensation and benefits	177,147	(956,550)

Net cash (used in) provided by operating activities	(112,230)	73,014

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(2,222)	(14,347)

Net cash used in investing activities	(2,222)	(14,347)

Cash flows from financing activities:
Net proceeds (payment) under revolving loan	82,078	(314,717)
Principal payments on notes payable and capital lease obligations	(5,408)	(219,621)

Net cash provided by (used in) financing activities	76,670	(534,338)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,782)	(457,671)
Cash and cash equivalents – Beginning	89,068	1,100,224

CASH AND CASH EQUIVALENTS – Ending	$51,286	$624,553

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$80,497	$73,201

Income taxes	$5,671	$5,934

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2. Income Per Share:

Basic net income per share is based on the average number of shares outstanding during the period, while fully-diluted net income per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. For the three months ended March 31, 2010 and 2009, options to purchase common stock were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31,
	2010	2009
Numerator:
Net (loss)	$(137,140)	$(116,103)

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	52,375,653
Diluted	52,375,653	52,375,653
Basic (loss) per share	$(0.01)	$(0.01)
Diluted (loss) per share	$(0.01)	$(0.01)

3. Stock-Based Compensation:

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation-Stock Compensation. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

The Company did not issue any stock options in the three-month period ended March 31, 2010. In determining the estimated fair value of its stock options granted in the three-month period ended March 31, 2009, the Company used the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2009
Risk-free interest rate	3.02%
Dividend yield	0%
Volatility factors of the expected market price for our common stock	295%
Weighted average expected life of options	10 years

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

5. Notes Payable

On April 1, 2005, the Company and Ableco Finance LLC (“Ableco”) as lender and agent entered into an Amended and Restated Financing Agreement, dated April 1, 2005 (the “Amended Credit Agreement”). The credit facility is secured by a first lien on all of our tangible and intangible assets. The Amended Credit Agreement originally provided for a Term Loan B and a revolving credit facility. As of December 31, 2009, the Amended Credit Facility, as a result of subsequent amendments, provided for a revolving loan facility of $3,101,822, of which $601,822 was used to repay the outstanding balance of Term Loan B as of that date. The interest rate applicable to the revolving credit facility under the Amended Credit Agreement is currently 4.50% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. The revolving loan facility expires on December 31, 2010. The Amended Credit Facility, as amended through December 31, 2009, reduced the availability under the revolving loan facility on the first Business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11,822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000. On April 29, 2010, the Company and Ableco entered into a further amendment to the Amended Credit Agreement that modifies the rate at which the availability under the revolving loan facility is reduced, such that on the first business day of each month the availability will be reduced by: (i) for the months of May and June 2010, $15,000, and (ii) for each month thereafter, by $45,000. As of March 31, 2010, the balance outstanding under the revolving credit facility was $1,777,154.

6. Income Taxes:

The Company has federal and state net operating loss carry forwards that begin to expire in 2020. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at March 31, 2010 was approximately $14.6 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax expense for the three months ended March 31, 2010 and 2009 was comprised of state taxes which are not based on earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that management believes is relevant to an assessment and an understanding of the operations and financial condition of enherent Corp. (the “Company”). This discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

enherent is an information technology services firm with a primary focus of providing clients with: (a) consultative resources including technology staffing; and (b) teams of technical consultants trained in the delivery of solutions related to systems integration, network and security, advanced analytics, enterprise content management, infrastructure solutions and application services. Our consultative resource services allow clients to use enherent consultants to address strategic technology resource demands. Our solutions services offerings combine project management, technical and industry expertise, and, as required, software product licenses and computer equipment to deliver business value. enherent’s core competencies are project management, business requirements definition, technical application, data architecture, system design, application code development, test strategy, planning, execution and deployment.

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

In the first quarter of 2010, the Company continued to be adversely affected by the broad economic downturn that began in 2008. The Company believes that customer concerns about the economy have resulted in a change in customer buying patterns, which in turn have had a significant adverse effect on the Company’s revenues and results of operations. At this time, the Company is unable to predict how long the economic downturn will continue to impact the Company’s revenues and results of operations.

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

Goodwill and Other Intangible Assets

In June 2001, FASB ASC Topic 350, Intangibles – Goodwill and Other was issued. Under ASC 350, goodwill is no longer amortized after December 31, 2001, however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. ASC 350 became effective for the Company on January 1, 2002. The Company’s goodwill and other intangibles were evaluated for impairment as of March 31, 2010. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

In August 2001, FASB ASC Topic 360, Property, Plant and Equipment was issued. Under ASC 360, the Company is required to test long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2020. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at March 31, 2010 was approximately $14.6 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three months ended March 31, 2010 and 2009, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Service Revenues:

Service revenues decreased 40.8% to $1.9 million for the three months ended March 31, 2010 from $3.3 million for the three months ended March 31, 2009. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts due to changes in client buying patterns and concerns about a weakened economy.

Gross profit from service revenues decreased 30.8% to $590,000 for the three months ended March 31, 2010 from $852,000 for the three months ended March 31, 2009. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain time and material based client engagements, as well as reduction in associated costs.

Gross profit as a percentage of service revenues increased to 30.6% for the three months ended March 31, 2010 from 26.2% for the three months ended March 31, 2009. The increase in gross profit percentage was attributable primarily to higher bill rates on certain time and material based client engagements, as well as a reduction in associated costs.

Equipment and Software Revenues:

Equipment and software revenues decreased 4.4% to $289,000 for the three months ended March 31, 2010 from $303,000 for the three months ended March 31, 2009. The decrease in equipment and software revenues was attributable primarily to the Company closing fewer transactions during the quarter as a result of changes in client buying patterns and concerns about a weakened economy.

Gross profit from equipment and software revenues decreased 14.7% to $52,000 for the three-month period ended March 31, 2010 from $61,000 for the three -month period ended March 31, 2009. The decrease in gross profit was attributable primarily to the decrease in equipment and software sales during the three-month period ended March 31, 2010.

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

Gross profit as a percentage of equipment and software revenues decreased to 18.1% for the three months ended March 31, 2010 from 20.3% for the three months ended March 31, 2009, as a result of a change in the mix of products sold.

Operating Expenses:

Operating expenses decreased 29.4% to $649,000 for the three months ended March 31, 2010 from $920,000 for the three months ended March 31, 2009. The decrease was due primarily to cost reductions made by the Company that resulted in a decrease in sales, general and administrative payroll costs, partially offset by increases in costs of approximately $108,000 related to the development of our Text Analytics Solutions Practice during the three months ended March 31, 2010.

Interest Expense:

Interest expense increased 19.3% to $127,000 for the three months ended March 31, 2010 from $107,000 for the three months ended March 31, 2009. The increase was due primarily to an increase in the effective rate of interest on the revolving line of credit, which was partially offset by an overall decrease in the debt obligations of the company. In addition, the Company accrued additional interest on the notes held by the former holders of the Company’s Preferred Stock.

Provision for Income Taxes:

Provision for income taxes relates primarily to revenue-based and minimum state taxes. For the three months ended March 31, 20010 and 2009, the provision for income taxes was positively impacted by the availability of net operating loss carry forwards not previously recognized for financial accounting purposes.

Net Income:

Net income decreased by $21,000 to a loss of $137,000 for the three months ended March 31, 2010 from loss of $116,000 for the three months ended March 31, 2009. The change in net income was due primarily to the decrease in gross profit from service revenues and start up costs of approximately $108,000 in developing our entry into the Text Analytics Solutions Market, partially offset by a reduction in operating expenses during the three months ended March 31, 2010.

Net Income Per Share:

The net loss per share data is based on the Company’s weighted average outstanding shares for the three-month period ended March 31, 2010 and 2009. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period.

Liquidity and Capital Resources:

On April 1, 2005, the Company and Ableco Finance LLC (“Ableco”) as lender and agent entered into an Amended and Restated Financing Agreement, dated April 1, 2005 (the “Amended Credit Agreement”). The credit facility is secured by a first lien on all of our tangible and intangible assets. The Amended Credit Agreement originally provided for a Term Loan B and a revolving credit facility. As of December 31, 2009, the Amended Credit Facility, as a result of subsequent amendments, provided for a revolving loan facility of $3,101,822, of which $601,822 was used to repay the outstanding balance of Term Loan B as of that date. The interest rate applicable to the revolving credit facility under the Amended Credit Agreement is currently 4.50% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. The revolving loan facility expires on December 31, 2010. The Amended Credit Facility, as amended through December 31, 2009, reduced the availability under the revolving loan facility on the first Business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11,822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000. On April 29, 2010, the Company and Ableco entered into a further amendment to the Amended Credit Agreement that modifies the amount at which the availability under the revolving loan facility is reduced, such that on the first business day of each month the availability will be reduced by: (i) for the months of May and June 2010, $15,000, and (ii) for each month thereafter, by $45,000.

Under US generally accepted accounting principles, the loans under the revolving credit facility are classified as current liabilities on the balance sheets because such loans contain both subjective acceleration clauses and lock-box requirements. The loan agreement requires that the Company maintain certain financial covenants.

At March 31, 2010 and December 31, 2009, the revolving credit facility balance outstanding was $1,777,154 and $1,695,076, respectively.

There was no outstanding principal balance of Term Loan B at March 31, 2010 and December 31, 2009.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger with Dynax, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,500. According to the terms of three of the promissory notes held by three former holders of enherent Preferred Stock (the “Preferred Stockholders”) (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes having an aggregate principal amount of $1,412,500 have a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. No payments have been made to the Preferred Stockholders since the inception of the notes. At March 31, 2010 and December 31, 2009, the outstanding principal balance on the three notes was $1,412,500. The fourth note was paid in full in 2008.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At March 31, 2010 and December 31, 2009, the outstanding principal balance outstanding was $456,830. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

At March 31, 2010 after giving effect to the amendments to the Amended Credit Agreement discussed above, the Company’s long-term obligations with maturities of less than one year totaling $2.8 million consisted primarily of the Ableco’s revolving asset-based credit facility of $1.8 million and $1.1 million of principal obligations to promissory notes held by former holders of enherent Preferred Stock.

Cash and cash equivalents were $51,000 at March 31, 2010 compared to $89,000 at December 31, 2009.

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

Cash flow used in operations was $112,000 for the three months ended March 31, 2010. The cash flow used by operations was attributable primarily to slower customer collections offset by an increase in accounts payable, a decrease in deferred revenue offset by a decrease in prepaid expenses and non-cash charges.

Cash used in investing activities for the three-month period ended March 31, 2010 was $2,000 related to the purchase of computers and office equipment.

Cash provided by financing activities for the three months ended March 31, 2010 was $77,000 consisting primarily of net proceeds from the revolving credit facility of $82,000, partially offset by net payments of $5,000 on capital lease obligations.

The Company’s accounts receivable were $1.5 million at March 31, 2010 and $1.4 million at December 31, 2009, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 63 days as of March 31 2010 and 47 days as of December 31, 2009. The increase in DSO was primarily the result of slower payments from one customer during the three-month period ended March 31, 2010.

The Company’s working capital deficiency was $4.0 million and $3.7 million as of March 31, 2010 and December 31, 2009, respectively.

The Company’s accounts payable and accrued expenses were $2.2 million and $2.3 million at March 31, 2010 and December 31, 2009, respectively.

Inflation did not have a material impact on enherent’s revenue or income from operations.

The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position.

The Company’s ability to survive current financial difficulties resulting from its working capital deficiency is dependent on its capacity to generate revenues from the sale of its services and products. Nevertheless, by managing the Company’s operations, management believes that the Company will have sufficient capital resources to meet projected cash flow requirements through 2010. If during fiscal 2010 the Company is not successful in generating sufficient liquidity from operations, it will seek to raise additional financing. Additional financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of the Company’s common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock. If additional financing is not available or is not available on acceptable terms, the Company’s operations will be negatively impacted.

Off-Balance Sheet Arrangements:

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Forward-looking and Cautionary Statements:

This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements include information about possible or assumed future results of enherent’s operations. Statements made in this SEC filing that are qualified with words such as “anticipates,” “would”, “believes,” “expects,” “estimate,” “predict,” “plan,”, “project,” “will,” “should,” “intend” and similar expressions as they relate to enherent or its management are intended to identify such forward-looking statements. Many possible events or factors could affect enherent’s future financial results and performance, causing enherent’s results or performance to differ materially from those expressed in enherent’s forward-looking statements. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth and resources; (iii) competition in the industry and the impact of competition on pricing, revenues and margins; (iv) the Company’s ability to recruit and retain IT professionals; and (v) other risks and uncertainties discussed under “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2009, as well as in any subsequent Company filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the period ended March 31, 2010, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Principal Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of March 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

enherent Corp.

DATE May 14, 2010	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE May 14, 2010	BY:	/s/ Arunava De
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description
2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

E-1

Item No.	Description
*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006)

10.19 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.20 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

*10.21 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.22 —	Agreement by and between the Company and Thomas Minerva dated as of January 2, 2007. (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008 (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.24 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.25 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

10.26 —	Sixth Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2009).

*10.27 —	Third Amendment to Employment Agreement, dated as of May 14, 2009, by and between the Company and Pamela A. Fredette. (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

*10.28 —	First Amendment to Employment Agreement, dated as of May 14, 2009, by and between the Company and Lori Stanley (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

*10.29 —	Marketing Agreement by and between the Company and Douglas Mellinger, dated as of May 15, 2009 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

10.30 —	Seventh Amendment to Amended and Restated Financing Agreement, dated as of July 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2009).

10.31 —	Eighth Amendment to Amended and Restated Financing Agreement, dated as of October 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2009).

10.32 —	Ninth Amendment to Amended and Restated Financing Agreement, dated as of December 31, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2010).

10.32 —	Tenth Amendment to Amended and Restated Financing Agreement, dated as of April 29, 2010, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 3, 2010).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

E-2

Item No.	Description
32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3