Form 10-Q
period 2010-09-30
ENHERENT CORP
filed 2010-11-12
CIK 1045560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 12, 2010
Common stock, par value $.001	52,375,653

enherent Corp. and Subsidiaries

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$154,601	$89,068
Accounts receivable, net	1,346,045	1,372,025
Prepaid expenses and other current assets	137,568	84,827

Total current assets	1,638,214	1,545,920
Furniture, equipment and improvements, net	65,630	156,893
Goodwill	2,819,278	2,819,278
Other intangibles, net	—	25,000
Deferred financing costs, net	38,302	76,599
Other assets	13,664	13,664

TOTAL	$4,575,088	$4,637,354

LIABILITIES
Current liabilities:
Revolving credit facility	$1,508,339	$1,695,076
Current portion of long-term debt	1,414,840	718,399
Accounts payable and accrued expenses	2,459,944	2,263,286
Deferred revenue	355,011	370,494
Accrued compensation and benefits	385,242	150,422

Total current liabilities	6,123,376	5,197,677
Long-term liabilities:
Long-term debt, net of current portion above	456,823	1,164,805

Total liabilities	6,580,199	6,362,482

STOCKHOLDERS’ (DEFICIENCY)
Preferred stock, $.001 par value; authorized—10,000,000 shares, issued—none	—	—
Common stock, $.001 par value, authorized—101,000,000 shares, issued and outstanding – 52,375,653 as of September 30, 2010 and December 31, 2009	52,376	52,376
Additional paid-in capital	27,847,573	27,827,674
Accumulated deficit	(29,905,060)	(29,605,178)

Total stockholders’ (deficiency)	(2,005,111)	(1,725,128)

TOTAL	$4,575,088	$4,637,354

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Service revenue	$1,936,674	$2,210,179	$5,902,973	$7,996,783
Equipment and software revenue	229,402	135,035	649,523	549,357

Total revenue	2,166,076	2,345,214	6,552,496	8,546,140

Cost of revenues:
Cost of services	1,399,865	1,594,677	4,204,280	5,863,408
Cost of equipment and software	171,758	115,622	514,935	446,034

Cost of revenues	1,571,623	1,710,299	4,719,215	6,309,442

Gross profit	594,453	634,915	1,833,281	2,236,698

Operating expenses:
Selling, general and administrative	491,179	560,619	1,572,836	2,065,781
Depreciation and amortization expense	48,808	59,586	160,062	213,572

Total operating expenses	539,987	620,205	1,732,898	2,279,353

Operating income (loss)	54,466	14,710	100,383	(42,655)
Interest expense	(130,495)	(120,859)	(392,165)	(339,978)

Loss before income taxes	(76,029)	(106,149)	(291,782)	(382,633)
Provision for income taxes	(2,100)	8,551	(8,100)	2,551

NET LOSS	$(78,129)	$(97,598)	$(299,882)	$(380,082)

Basic net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Number of shares used in computing basic net loss per share	52,375,653	52,375,653	52,375,653	52,375,653

Diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Number of shares used in computing diluted net loss per share	52,375,653	52,375,653	52,375,653	52,375,653

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss	$(299,882)	$(380,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	—	(50,000)
Depreciation and amortization	160,062	213,568
Stock-based compensation	19,900	62,700
Deferred revenue	(15,483)	299,555
Changes in assets and liabilities:
Accounts receivable	25,980	1,286,390
Prepaid expenses and other current assets	(52,740)	(24,625)
Accounts payable, accrued expense and accrued compensation and benefits	431,476	(1,437,857)

Net cash (used in) provided by (used in) operating activities	269,313	(30,351)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and improvements	(5,502)	(21,033)

Net cash used in investing activities	(5,502)	(21,033)

Cash flows from financing activities:
Net repayments under revolving loan	(186,737)	(463,156)
Principal payments on notes payable and capital lease obligations	(11,541)	(440,283)

Net cash used in financing activities	(198,278)	(903,439)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,533	(954,823)
Cash and cash equivalents – Beginning	89,068	1,100,224

CASH AND CASH EQUIVALENTS – Ending	$154,601	$145,401

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$247,944	$232,710

Income taxes	$10,699	$8,665

The accompanying notes are part of these unaudited condensed consolidated financial statements.

ENHERENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of enherent Corp. (the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

2.	Income Per Share:

Basic net income per share is based on the average number of shares outstanding during the period, while fully-diluted net income per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. For the three and nine months ended September 30, 2010 and 2009, options to purchase common stock were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

The following table sets forth the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(78,129)	$(97,598)	$(299,882)	$(380,082)

Denominator:
Weighted average of shares outstanding
Basic	52,375,653	52,375,653	52,375,653	52,375,653
Diluted	52,375,653	52,375,653	52,375,653	52,375,653
Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

3.	Stock-Based Compensation:

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

On April 1, 2005, the Company and Ableco Finance LLC (“Ableco”) as lender and agent entered into an Amended and Restated Financing Agreement, dated April 1, 2005 (the “Amended Credit Agreement”). The credit facility is secured by a first lien on all of our tangible and intangible assets. The Amended Credit Agreement originally provided for a Term Loan B and a revolving credit facility. As of December 31, 2009, the Amended Credit Agreement, as a result of subsequent amendments, provided for a revolving loan facility of $3,101,822, of which $601,822 was used to repay the outstanding balance of Term Loan B as of that date. The interest rate applicable to the revolving credit facility under the Amended Credit Agreement is currently 4.50% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. The revolving loan facility expires on December 31, 2010. The Amended Credit Agreement, as amended through December 31, 2009, reduced the availability under the revolving loan facility on the first business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11,822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000.

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

As of September 30, 2010 and December 31, 2009, the balance outstanding under the revolving credit facility was $1,508,339 and $1,695,076, respectively.

6.	Income Taxes:

The Company has federal and state net operating loss carry forwards that begin to expire in 2020. As a result of the Company’s merger with Dynax Solutions, Inc. (“Dynax”) on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at September 30, 2010 was approximately $14.8 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets.

Income tax expense for the three and nine months ended September 30, 2010 and 2009 was comprised of state taxes which are not based on earnings.

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

The Company continues to be adversely affected by the broad economic downturn that began in 2008. The Company believes that customer concerns about the economy have continued to drive customer buying patterns, which in turn have had an ongoing adverse effect on the Company’s revenues and results of operations. Beginning in the second quarter of 2010, however, the Company began to see some signs of improvement in customer buying patterns, particularly in the area of staffing services and continued to see these signs of improvement in the third quarter of 2010. Notwithstanding this positive development, overall demand remains substantially below the levels experienced by the Company prior to the beginning of the economic downturn. At this time, the Company is unable to predict how long the economic downturn will continue to impact the Company’s revenues and results of operations.

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

Goodwill and Other Intangible Assets

In June 2001, FASB ASC Topic 350, Intangibles – Goodwill and Other was issued. Under ASC 350, goodwill is no longer amortized after December 31, 2001; however, goodwill must be evaluated for impairment at least annually and any losses due to impairment are recognized in earnings. ASC 350 became effective for the Company on January 1, 2002. The Company’s goodwill and other intangibles were evaluated for impairment as of March 31, 2010. The Company determined that these assets had not been impaired and no losses should be recognized based on this evaluation.

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

Deferred Income Taxes

The Company has federal and state net operating loss carry forwards that begin to expire in 2020. As a result of the Company’s merger with Dynax on April 1, 2005, the amount of prior years’ net operating loss carry forwards available to be utilized in reduction of future taxable income is approximately $660,000 annually pursuant to the change in control provisions of Section 382 of the Internal Revenue Code, plus any losses incurred after the merger. Accordingly, the remaining federal net operating loss carry forward available to the Company at September 30, 2010 was approximately $14.8 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company generates U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the three and nine months ended September 30, 2010 and 2009, except for certain state and local taxes which are not based on current earnings.

Results of Operations:

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Service Revenues:

Service revenues decreased 26.2 % to $5.9 million for the nine months ended September 30, 2010 from $8.0 million for the nine months ended September 30, 2009. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts, which was partially offset by higher bill rates on certain client engagements.

Gross profit from service revenues decreased 20.4 % to $1.7 million for the nine months ended September 30, 2010 from $2.1 million for the nine months ended September 30, 2009. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers, which was partially offset by higher bill rates on certain client engagements.

Gross profit as a percentage of service revenues increased to 28.8% for the nine months ended September 30, 2010 from 26.7% for the nine months ended September 30, 2009. The increase in gross profit percentage was attributable primarily to higher bill rates on certain client engagements.

Equipment and Software Revenues:

Equipment and software revenues increased 18.2% to $650,000 for the nine months ended September 30, 2010 from $549,000 for the nine months ended September 30, 2009. The increase in equipment and software revenues was attributable primarily to the Company closing three large transactions during the nine-month period ended September 30, 2010.

Gross profit from equipment and software revenues increased 30.3% to $135,000 for the nine-month period ended September 30, 2010 from $103,000 for the nine-month period ended September 30, 2009. The increase in gross profit was attributable primarily to an increase in equipment and software sales during the nine-month period ended September 30, 2010.

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

Gross profit as a percentage of equipment and software revenues increased to 20.7% for the nine months ended September 30, 2010 from 18.8% for the nine months ended September 30, 2009, as a result of the mix of products sold including higher margins on individual deals.

Operating Expenses:

Operating expenses decreased 24% to $1.7 million for the nine months ended September 30, 2010 from $2.3 million for the nine months ended September 30, 2009. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs.

Interest Expense:

Interest expense increased 15.4% to $392,000 for the nine months ended September 30, 2010 from $340,000 for the nine months ended September 30, 2009. The increase was due primarily to increases in borrowings and in the effective rate of interest on the revolving line of credit.

Provision for Income Taxes:

For the nine months ended September 30, 2010 and 2009, the provision for income taxes related primarily to revenue-based and minimum state taxes.

Net Loss:

Net loss decreased by $80,000 to a net loss of $300,000 for the nine months ended September 30, 2010 from a net loss of $380,000 for the nine months ended September 30, 2009. The change in net loss was due primarily to the reduction in operating expenses for the nine months ended September 30, 2010.

Net Loss Per Share:

The net loss per share data is based on the Company’s weighted average outstanding shares for the nine-month period ended September 30, 2010 and September 30, 2009. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Service Revenues:

Service revenues decreased 12.4% to $1.9 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009. The decrease was attributable primarily to fewer billable consultants deployed at customer accounts.

Gross profit from service revenues decreased 12.8% to $537,000 for the three months ended September 30, 2010 from $616,000 for the three months ended September 30, 2009. The decrease in gross profit was attributable primarily to lower revenue generated from the decrease in billable consultants deployed at certain key customers and lower margins from consultants at certain key customers, which was partially offset by higher bill rates on certain other client engagements.

Gross profit as a percentage of service revenues decreased to 27.7% for the three months ended September 30, 2010 from 27.9% for the three months ended September 30, 2009. The decrease in gross profit percentage was attributable primarily to lower margins from consultants deployed at certain key customers, which was partially offset by higher margins on certain other client engagements.

Equipment and Software Revenues:

Equipment and software revenues increased 69.9% to $229,000 for the three months ended September 30, 2010 from $135,000 for the three months ended September 30, 2009. The increase in equipment and software revenues was attributable primarily to the Company closing one large transaction during the quarter.

Gross profit from equipment and software revenues increased 196.9% to $58,000 for the three-month period ended September 30, 2010 from $19,000 for the three-month period ended September 30, 2009. The increase in gross profit was attributable primarily to an increase in equipment and software sales during the three-month period ended September 30, 2010.

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

Gross profit as a percentage of equipment and software revenues increased to 25.1% for the three months ended September 30, 2010 from 14.4% for the three months ended September 30, 2009. The increase in gross profit was attributable primarily to the mix of products sold including higher margins on individual deals.

Operating Expenses:

Operating expenses decreased 12.9% to $540,000 for the three months ended September 30, 2010 from $620,000 for the three months ended September 30, 2009. The decrease was due primarily to cost reductions made by the Company that resulted in a relative decrease in sales, general and administrative payroll costs.

Interest Expense:

Interest expense increased 8.0% to $130,000 for the three months ended September 30, 2010 from $121,000 for the three months ended September 30, 2009. The increase was due primarily to an increase in borrowings and in the effective rate of interest on the revolving line of credit.

Provision for Income Taxes:

For the three months ended September 30, 2010 and 2009, the provision for income taxes related primarily to revenue-based and minimum state taxes.

Net Loss:

Net loss decreased by $19,000 to a net loss of $78,000 for the three months ended September 30, 2010 from a net loss of $97,000 for the three months ended September 30, 2009. The change in net loss was due primarily to the reduction in operating expenses for the three months ended September 30, 2010.

Net Loss Per Share:

The net loss per share data is based on the Company’s weighted average outstanding shares for the three-month period ended September 30, 2010 and September 30, 2009. Outstanding stock options were anti-dilutive and not considered in the calculation of loss per share for that period.

Liquidity and Capital Resources:

On April 1, 2005, the Company and Ableco Finance LLC (“Ableco”) as lender and agent entered into an Amended and Restated Financing Agreement, dated April 1, 2005 (the “Amended Credit Agreement”). The credit facility is secured by a first lien on all of our tangible and intangible assets. The Amended Credit Agreement originally provided for a Term Loan B and a revolving credit facility. As of December 31, 2009, the Amended Credit Agreement, as a result of subsequent amendments, provided for a revolving loan facility of $3,101,822, of which $601,822 was used to repay the outstanding balance of Term Loan B as of that date. The interest rate applicable to the revolving credit facility under the Amended Credit Agreement is currently 4.50% over the Reference Rate per annum. For purposes of the Amended Credit Agreement, the Reference Rate is equal to the greater of (a) the prime rate, or (b) 7.75% per annum. The revolving loan facility expires on December 31, 2010. The Amended Credit Agreement, as amended through December 31, 2009, reduced the availability under the revolving loan facility on the first Business day of each month, commencing on January 1, 2010, by (i) for the month of January 2010, $11,822, (ii) for the months of February, March and April, 2010, $10,000, and (iii) for each month thereafter, $45,000. On April 29, 2010, the Company and Ableco entered into a further amendment to the Amended Credit Agreement that modified the amount at which the availability under the revolving loan facility is reduced, such that on the first business day of each month the availability will be reduced by: (i) for the months of May and June 2010, $15,000, and (ii) for each month thereafter, by $45,000. On June 28, 2010, the Company and Ableco entered into a further amendment to the Amended Credit Agreement that modified the monthly amount by which the Additional Availability under the revolving loan will be reduced, such that on the first business day of each month the Additional Availability will be reduced by (i) for the months of July, August and September 2010, $15,000, and (ii) for each month thereafter, by $45,000.

The loan agreement requires that the Company maintain certain financial covenants.

At September 30, 2010 and December 31, 2009, the balance outstanding under the revolving credit facility was $1,508,339 and $1,695,076, respectively.

There was no outstanding principal balance of Term Loan B at September 30, 2010 and December 31, 2009.

The holders of the enherent Preferred Stock immediately prior to the merger of enherent and Dynax had a redemption right, exercisable at their option, after January 16, 2006, at a value of $1.00 per share. With the consummation of the merger with Dynax, on April 1, 2005, all of the shares of outstanding Preferred Stock were converted in a non-cash exchange for an aggregate of 8,500,000 shares of enherent common stock and four subordinated secured notes in the aggregate principal amount of $1,600,500. According to the terms of three of the promissory notes held by three former holders of enherent Preferred Stock (the “Preferred Stockholders”) (having an aggregate principal amount of $1,412,500), 6% interest on the amount outstanding shall be payable in arrears. These three notes had an original term of five years and no principal payments were due in the first twenty-nine months ended September 1, 2007. Thereafter, semi-annual principal payments of $177,000 were due for the following two years and for the last year semi-annual principal payments of $353,000 were due. Effective August 10, 2007, the Company and the former Preferred Stockholders agreed to amend and restate the promissory notes. The three amended and restated notes have an aggregate principal amount of $1,412,500 and a maturity date of July 1, 2011, with no principal payments due until January 1, 2009. Thereafter, semi-annual principal payments of $177,000 are due for the following two years and for the last year semi-annual principal payments of $353,000 are due. Interest continues to accrue at 6% and is payable at maturity. No payments have been made to the Preferred Stockholders since the inception of the notes. At September 30, 2010 and December 31, 2009, the outstanding principal balance on the three notes was $1,412,500. The fourth note was paid in full in 2008.

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

The Company has three subordinated notes relating to prior Dynax acquisitions bearing interest rates of between prime and prime plus 1%. At September 30, 2010 and December 31, 2009, the outstanding principal balance outstanding was $456,830. The acquisition notes are subordinated to Ableco. Any payments of principal or interest on the indebtedness will be subordinated in accordance with the terms and conditions of the senior secured lender. No payments were made subsequent to March 31, 2004.

At September 30, 2010, after giving effect to the amendments to the Amended Credit Agreement discussed above, the Company’s long-term obligations with maturities of less than one year totaled $2.9 million and consisted primarily of the Ableco’s revolving asset-based credit facility of $1.5 million and $1.4 million of principal obligations to promissory notes held by former holders of enherent Preferred Stock.

Cash and cash equivalents were $155,000 at September 30, 2010 compared to $89,000 at December 31, 2009.

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

Cash flow provided by operations was $269,000 for the nine months ended September 30, 2010. The cash flow provided by operations was attributable primarily to the net loss from operations of $300,000 being more than offset by stock-based compensation of $20,000, to depreciation and amortization of $160,000, and to customer collections resulting in a reduction in accounts receivable, offset by an increase in accounts payable and prepaid expenses and a decrease in deferred revenue.

Cash used in investing activities for the nine-month period ended September 30, 2010 was $5,500 related to the purchase of computers and office equipment.

Cash used in financing activities for the nine months ended September 30, 2010 was $198,000 consisting primarily of net payments of the revolving credit facility of $187,000 and net payments of $12,000 on capital lease obligations.

The Company’s accounts receivable were $1.3 million at September 30, 2010 and $1.4 million at December 31, 2009, respectively. Billed days sales outstanding (DSO), net of allowance for doubtful accounts, were 57 days as of September 30, 2010 and 47 days as of December 31, 2009. The increase in DSO was primarily the result of slower payments from certain key customers during the nine-month period ended September 30, 2010.

The Company’s working capital deficiency was $4.5 million and $3.7 million as of September 30, 2010 and December 31, 2009, respectively.

The Company’s accounts payable and accrued expenses were $2.5 million and $2.3 million at September 30, 2010 and December 31, 2009, respectively.

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

For the period ended September 30, 2010, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and VP of Finance, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of September 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and VP of Finance concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 1A.	Risk Factors.

The Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2009 includes a detailed discussion of the Company’s risk factors. There have been no material changes to the risk factors that were included in the Form 10-K during the first nine months of fiscal 2010.

Item 5.	Other Information

None

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enherent Corp.

DATE November 12, 2010	BY:	/s/ Pamela A. Fredette
Pamela A. Fredette
Chairman, Chief Executive Officer and President

DATE November 12, 2010	BY:	/s/ Arunava De
Arunava De
Principal Financial and Accounting Officer

S-1

EXHIBIT INDEX

Item No.	Description

2.1 —	Agreement and Plan of Merger dated as of October 12, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed November 15, 2004).

2.2 —	First Amendment to Agreement and Plan of Merger dated as of November 4, 2004, by and between the Company and Dynax Solutions, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed November 15, 2004).

3.1 —	Restated Certificate of Incorporation (Incorporated by referenced to Exhibit 4.1 of the Company’s Form S-8 filed January 22, 1998).

3.2 —	Certificate of Amendment of Restated Certificate of Incorporation of enherent Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed April 4, 2001).

3.3 —	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.4 —	Certificate of Merger merging Dynax Solutions, Inc. into the Company as filed with the Secretary of State of Delaware on April 1, 2005 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

3.5 —	Amended and Restated Bylaws, as amended through April 22, 2005 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 27, 2005).

4.1 —	Form of Certificate of Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed March 22, 2002).

4.2 —	Securities Purchase Agreement dated as of April 13, 2000, by and among the Company and the Investors named therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed April 14, 2000).

4.3 —	Preferred Stock Agreement dated as of October 28, 2004, by and among the Company and the Preferred Stockholders named therein (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed November 15, 2004).

*10.1 —	Employment Agreement dated April 1, 2006 between Lori Stanley and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2006).

*10.2 —	Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

*10.3 —	Amended and Restated 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed January 22, 1998).

10.4 —	Stock Purchase Agreement dated as of April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

10.5 —	Promissory Note dated April 1, 2004, by and between the Company and Primesoft, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 7, 2004).

*10.6 —	Non-Qualified Stock Option Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 15, 2004).

*10.7 —	Agreement dated September 14, 2004, by and between the Company and Douglas Mellinger (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 15, 2004).

10.8 —	Amended and Restated Credit Agreement by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 6, 2005).

10.9 —	Intercreditor and Subordination Agreement among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto dated as of April 1, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 6, 2005).

*10.10 —	2005 Stock Incentive Plan, adopted June 2, 2005, including forms of Grant Agreements (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 7, 2005).

*10.11 —	Employment Agreement executed on June 8, 2005, but effective April 1, 2005 between Pamela Fredette and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 10, 2005).

E-1

Item No.	Description

*10.12 —	2005 Management Incentive Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed August 12, 2005).

*10.13 —	Director Compensation Plan, adopted May 10, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2005).

*10.14 —	Form of Indemnification Agreement between the Company and each of its directors entered into as of September 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 22, 2005).

*10.15 —	Amendment to Agreement by and between enherent Corp. and Douglas K. Mellinger dated as of December 31, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006).

*10.16 —	Non-Qualified Stock Option Award Agreement by and between the Company and Thomas Minerva dated as of January 9, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 13, 2006).

10.17 —	First Amendment to Amended and Restated Financing Agreement, dated as of March 6, 2006, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006).

*10.18 —	2005 Stock Incentive Plan, as amended and restated as of May 23, 2006 (Incorporated by reference to Annex C of the Company’s Definitive Proxy Statement filed April 26, 2006).

10.19 —	Waiver, Consent and Third Amendment to Amended and Restated Financing Agreement, dated as of August 27, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance, LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.20 —	Fourth Amendment to Amended and Restated Financing Agreement, dated as of September 6, 2007, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

*10.21 —	First Amendment to Employment Agreement dated December 3, 2007 between Pamela A. Fredette and the Company (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 27, 2008).

*10.22 —	Agreement by and between the Company and Thomas Minerva dated as of January 2, 2007 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 14, 2008).

*10.23 —	2005 Stock Incentive Plan, as amended and restated as of May 22, 2008 (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed April 22, 2008).

*10.24 —	Second Amendment to Employment Agreement by and between the Company and Pamela A. Fredette dated as of December 1, 2008 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 9, 2008).

10.25 —	Fifth Amendment to Amended and Restated Financing Agreement, dated as of February 3, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009).

10.26 —	Sixth Amendment to Amended and Restated Financing Agreement, dated as of April 8, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2009).

*10.27 —	Third Amendment to Employment Agreement, dated as of May 14, 2009, by and between the Company and Pamela A. Fredette (Incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

*10.28 —	First Amendment to Employment Agreement, dated as of May 14, 2009, by and between the Company and Lori Stanley (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

*10.29 —	Marketing Agreement by and between the Company and Douglas Mellinger, dated as of May 15, 2009 (Incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

10.30 —	Seventh Amendment to Amended and Restated Financing Agreement, dated as of July 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2009).

10.31 —	Eighth Amendment to Amended and Restated Financing Agreement, dated as of October 2, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2009).

E-2

Item No.	Description

10.32 —	Ninth Amendment to Amended and Restated Financing Agreement, dated as of December 31, 2009, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2010).

10.33 —	Tenth Amendment to Amended and Restated Financing Agreement, dated as of April 29, 2010, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 3, 2010).

10.34 —	Eleventh Amendment to Amended and Restated Financing Agreement, dated as of June 28, 2010, by and among the Company, certain subsidiaries listed therein, Ableco Finance LLC and certain lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 29, 2010).

31.1 —	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

31.2 —	Section 302 Certification of Principal Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) (filed herewith).

32.1 —	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

32.2 —	Section 906 Certification of Principal Financial Officer (certification required pursuant to 18 U.S.C. 1350) (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

E-3